Form 10-Q
period 1996-06-30
HOME BANCORP OF ELGIN INC
filed 1996-09-23
CIK 1016325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

         (MARK ONE)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-28696

                           HOME BANCORP OF ELGIN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                        36-4090333
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                  16 NORTH SPRING STREET, ELGIN, ILLINOIS 60120
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (847) 742-3800
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                     Outstanding at
               Class                                 June 30, 1996
               -----                                 -------------

           Common Stock,                                 None
          par value $.01

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1.  Financial Statements of Home Federal Savings and Loan
          Association of Elgin.................................................1

         Balance Sheets (Unaudited) -- June 30, 1996
         and December 31, 1995.................................................1

         Statements of Earnings (Unaudited) -- Three and six months ended June 30, 1996 and 1995.......... ..............................2

         Statements of Cash Flows (Unaudited) -- Three and six months ended June 30, 1996 and 1995.........................................3

         Notes to Unaudited Financial Statements...............................4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................ 6

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1.  Legal Proceedings................................................... 11

Item 2.  Changes in Securities............................................... 11

Item 3.  Defaults upon Senior Securities..................................... 11

Item 4.  Submission of Matters to a Vote of Security Holders................. 11

Item 5.  Other Information................................................... 11

Item 6.  Exhibits and Reports on Form 8-K.................................... 11

Signatures

PART I - FINANCIAL INFORMATION
         ---------------------

ITEM 1. FINANCIAL STATEMENTS -- AT JUNE 30, 1996, THE COMPANY HAD NOT YET ISSUED ANY STOCK, HAD NO ASSETS AND NO LIABILITIES AND HAD NOT CONDUCTED ANY BUSINESS OTHER THAN OF AN ORGANIZATIONAL NATURE. UPON THE CLOSING OF THE CONVERSION OF HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF ELGIN ("HOME FEDERAL") DESCRIBED IN
NOTE 2 HEREOF, THE COMPANY WILL OWN ALL OF THE ISSUED AND OUTSTANDING CAPITAL STOCK OF HOME FEDERAL. ACCORDINGLY, THE FINANCIAL STATEMENTS OF HOME FEDERAL ARE PRESENTED HEREIN.



HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF ELGIN

BALANCE SHEETS
        (UNAUDITED)

                                                                            JUNE 30,            DECEMBER 31,
                                                                              1996                  1995
                                                                         ---------------        ------------
                                                                                     (IN THOUSANDS)
ASSETS
  Cash and due from banks.............................................     $      10,366     $        10,021
  Interest-earning deposits...........................................             7,610               8,588
  Investment securities held-to-maturity .............................             5,963               5,948
  Loans receivable, net ..............................................           263,892             267,153
  Government National Mortgage Association
    mortgage-backed securities held-to-maturity.......................               160                 187
  Accrued interest receivable.........................................             1,498               1,484
  Real estate owned and in judgment, at lower of cost or fair value net of allowance for losses of $20,000
   at June 30, 1996 and December 31, 1995)............................               331                 496
  Federal Home Loan Bank of Chicago stock, at cost....................             2,678               3,056
  Office properties and equipment, net................................             6,753               6,817
  Prepaid expenses and other assets...................................             1,146                 770
                                                                         ---------------     ---------------
     Total assets.....................................................           300,397             304,520
                                                                         ===============     ===============

LIABILITIES AND RETAINED EARNINGS

    Savings deposits .................................................     $     258,622     $       259,972
    Borrowed funds ...................................................                                 4,000
    Advance payments by borrowers for taxes and insurance.............             1,959               1,860
    Accrued interest payable and other liabilities....................             2,632               2,006
                                                                         ----------------    ---------------
        Total liabilities.............................................           263,213             267,838
                                                                         ----------------    ---------------

  Retained earnings - substantially restricted .......................            37,184              36,683
       Total liabilities and retained earnings........................           300,397             304,520
                                                                         ===============     ===============



See accompanying notes to the unaudited financial statements.


HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF ELGIN

STATEMENTS OF EARNINGS
       (UNAUDITED)

                                                                    FOR THE THREE                  FOR THE SIX
                                                                    MONTHS ENDED                   MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                           ------------------------------- ----------------------------
                                                                1996              1995           1996            1995
                                                           ---------------    ------------   ----------      ----------
                                                                                  (IN THOUSANDS)
INTEREST INCOME
  Loans secured by real estate............................   $    5,242       $    5,452     $   10,553      $   10,914
  Other loans.............................................           13               14             28              29
  Mortgage-backed securities held to maturity.............            3                4              6               8
  Investment securities held to maturity..................           90               90            180             180
  Interest-earning deposits...............................          185              183            346             313
  FHLB of Chicago stock...................................           45               50             94              96
                                                             ----------       ----------     ----------      ----------
     Total interest income................................        5,578            5,793         11,207          11,540
INTEREST EXPENSE
  Savings deposits........................................        2,713            2,701          5,449           5,249
  Borrowed funds..........................................           --               --             37              --
                                                             ----------       -------------------------      ----------
     Total interest expense...............................        2,713            2,701          5,486           5,249
                                                             ----------       ----------     ----------      ----------
  Net interest income before provisions for loan losses...        2,865            3,092          5,721           6,291
  Provision for loan losses...............................           30               45             60              90
                                                             ----------        ---------     ----------      ----------
  Net interest income after provision for loan losses.....        2,835            3,047          5,661           6,201
                                                             ----------       ----------     ----------      ----------
NON-INTEREST INCOME
  Service fee income......................................          300              268            594             533
  Gain on sale of real estate owned.......................            3               --             21              --
  Gain on sale of office properties and equipment.........           --               --              1              --
  Other income............................................            6                5             11               9
                                                             ----------       ----------     ----------      ----------
    Total noninterest income..............................          309              273            627             542
  NONINTEREST EXPENSE:
    Compensation and benefits.............................        1,822              925          2,785           1,846
    Occupancy expense.....................................          371              401            750             778
    Federal deposit insurance premium.....................          170              181            339             362
    Advertising and promotion.............................           92              103            174             187
    Automated teller machines.............................          107               71            221             137
    Data processing.......................................          242              231            493             487
    Other.................................................          357              333            701             735
                                                             ----------       ----------     ----------      ----------
     Total noninterest expense............................        3,161            2,245          5,463           4,532
  Income (loss) before income taxes.......................          (17)           1,075            825           2,211
  Income tax expense (benefit)............................           (7)             457            324             898
                                                             -----------      ----------     ----------      ----------
    Net income (loss).....................................   $      (10)      $      618     $      501      $    1,313
                                                             ===========      ==========     ==========      ==========



See accompanying notes to the unaudited financial statements.


HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF ELGIN

STATEMENTS OF CASH FLOWS
        (UNAUDITED)


                                                                                      FOR THE SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                -------------------------------------
                                                                                     1996                   1995
                                                                                ----------------       --------------
                                                                                            (IN THOUSANDS)

Cash flows from operating activities:
  Net income.............................................................       $      501               $     1,313
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization expense..................................              300                      342
  Provision for deferred income taxes....................................               55                       70
  Provision for loan losses..............................................               60                       90
  Increase (decrease) in deferred loan fees..............................              (78)                      80
  Gain on sale of real estate owned......................................              (21)                       -
  Gain on sale of office properties and equipment........................               (1)                       -
  Increase in accrued interest receivable................................              (14)                    (129)
  Increase in prepaid expenses and other assets, net.....................             (376)                    (168)
  Increase (decrease) in accrued interest payable and
   other liabilities, net................................................              571                     (922)
                                                                                ----------               ----------
      Net cash provided by operating activities..........................              997                      676
                                                                                ----------               ----------

Cash flows from investing activities:
  Net decrease in loans receivable.......................................            2,979                    2,105
  Repayment of mortgage-backed securities held-to-maturity...............               26                       26
  Purchase of office properties and equipment............................              236                      394
  Proceeds from the sale of office properties and equipment..............                1                        -
  Redemption of stock in the Federal Home Loan Bank of
  Chicago................................................................              378                        -
                                                                                ----------               ----------
    Net cash provided by (used in) investing activities..................            3,620                    2,525
                                                                                ----------               ----------

 Cash flows from financing activities:
  Decrease in borrowed funds..................................                     (4,000)                       -
  Decrease in savings deposits................................                     (1,350)                  (2,769)
  Net increase in advance payments by
   borrowers for taxes and insurance.....................................               99                      384
                                                                                ----------               ----------
    Net cash provided by (used in) financing activities..................           (5,251)                  (2,385)
                                                                                ----------               ----------
  Increase (decrease) in cash and cash equivalents.......................             (634)                     816
  Cash and cash equivalents at beginning of period..................                18,609                   18,218
                                                                                ----------               ----------
  Cash and cash equivalents at end of period........................            $   17,975               $   19,034
                                                                                ==========               ==========

  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest...........................................................       $    5,487               $    5,248
      Income taxes.......................................................              555                    1,368


See accompanying notes to the unaudited financial statements.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF ELGIN

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The financial statements included herein have been prepared by the Company without audit. In the opinion of management, the quarterly unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not necessarily indicative of results to be expected for the entire year.


(2)      CONVERSION TO STOCK FORM OF OWNERSHIP

         On April 18, 1996, the Board of Directors adopted a Plan of Conversion
(Plan) (which was amended on June 6, 1996) whereby the Association will convert from a federally chartered mutual thrift to a federally chartered stock savings and loan association. The Plan is subject to approval of regulatory authorities and members at a special meeting. The stock of the Association will be issued to a holding company formed in connection with the conversion. Pursuant to the Plan, shares of capital stock of the holding company are expected to be offered initially for subscription by eligible members of the Association and certain other persons as of specified dates subject to various subscription priorities as provided in the Plan. The capital stock will be offered at a price to be determined by the Board of Directors based upon an appraisal to be made by an independent appraisal firm. The exact number of shares to be offered will be determined by the Board of Directors in conjunction with the determination of the price at which the shares will be sold. At least the minimum number of shares offered in the conversion must be sold. Any stock not purchased in the subscription offering will be sold in a community offering.

         The Plan provides that when the conversion is completed, a "Liquidation Account" will be established in an amount equal to the retained earnings of the Association as of the date of the most recent financial statements contained in the final conversion prospectus. The Liquidation Account is established to provide a limited priority claim on the assets of the Association to qualifying depositors (Eligible and Supplemental Eligible Account Holders) who continue to maintain deposits in the Association after conversion. In the unlikely event of a complete liquidation of the Association, and only in such an event, each Eligible Account Holder would then receive from the Liquidation Account a liquidation distribution based on his proportionate share of the then total remaining qualifying deposits.

         Current regulations allow the Association to pay dividends on its stock after the conversion if its regulatory capital would not thereby be reduced below the amount then required for the aforementioned Liquidation Account. Also, capital distribution regulations limit the Association's ability to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account based on their capital level and supervisory condition. Federal regulations also preclude any repurchase of the stock of the Association or its holding company for three years after conversion except for repurchases of qualifying shares of a director and repurchases pursuant to an offer made on a pro rata basis to all stockholders and with prior approval of the Office of Thrift Supervision; or pursuant to an open-market stock repurchase program that complies with certain regulatory criteria. The Association has retained the services of both an underwriting firm and legal counsel for the specific purpose of implementing the Association's plan of conversion. At June 30, 1996, the Association had incurred approximately $172,700 in costs relating to these services. These costs have been deferred and, upon conversion, such costs and any additional costs will be charged against the proceeds from the sale of stock. If the conversion is not completed, these deferred costs will be charged to operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operation

         At June 30, 1996, the Company had not yet issued any stock, had no assets and no liabilities and had not conducted any business other than of an organizational nature. Upon the closing of the Conversion of Home Federal Savings and Loan Association of Elgin ("Home Federal") described in Note 2 to the Financial Statements, the Company will own all of the issued and outstanding capital stock of Home Federal. Accordingly, the following discussion relates to the financial statements of Home Federal included herein.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1996 AND DECEMBER 31, 1995

         Total assets decreased $4.1 million or 1.4% from $304.5 million at December 31, 1995 to $300.4 million at June 30, 1996. The decrease in assets is due primarily to a decrease in borrowed funds of $4.0 million and a decrease in savings deposits of $1.3 million. These were offset by an increase of $626,000 in accrued interest payable and other liabilities and an increase of $501,000 in retained earnings for the six months ended June 30, 1996. The decrease in savings deposits of $1.3 million represents a 0.5% decrease for the six months ended June 30, 1996. Borrowed funds of $4.0 million were repaid in February, 1996. The increase of $626,000 in accrued interest payable and other liabilities was primarily the result of the accrual for pension benefits associated with the recognition of an $837,000 expense related to the curtailment of pension benefits as a result of the Association's termination of its pension plan. See "Management of the Association -- Benefits -- Pension Plan." The $501,000 increase in retained earnings represents the net income earned for the six months ended June 30, 1996.

         The components of the Association's asset base also changed from December 31, 1995 to June 30, 1996. Interest earning deposits decreased $1.0 million due primarily to the funds disbursed in connection with the decrease in savings deposits of $1.3 million and repayment of borrowed funds of $4.0 million, which was offset by the funds received from the $3.3 million decrease of loans receivable and $378,000 decrease in Federal Home Loan Bank of Chicago (the "FHLB of Chicago") stock. The decrease in loans receivable of $3.3 million was a result of loan repayments exceeding loan originations. The decrease in FHLB of Chicago stock was the result of stock redemption by the FHLB of Chicago.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND
1995

         GENERAL. For the three months ended June 30, 1996, there was a net loss of $11,000 compared to net income of $618,000 for the three months ended June 30, 1995. This was due primarily to the recognition of an $837,000 expense in 1996 related to the curtailment of pension benefits as a result of the Association's termination of its pension plan. There was also a decrease of $227,000 in net interest income before provision for loan losses. These were offset by a decrease in income tax expense of $463,000.

         INTEREST INCOME. Interest income decreased $215,000 or 3.7% from $5.8 million for the three months ended June 30, 1995 to $5.6 million for the comparable period in 1996. The decrease was due to decreases in both the average yield and the average balance of interest-earning assets. The average yield on the Association's interest-earning assets decreased 16 basis points from 7.96% for the three months ended June 30, 1995 to 7.80% for the three months ended June 30, 1996. The average balance of interest-earning assets decreased $5.1 million or 1.8% from $291.0 million for the three months ended June 30, 1995 to $286.9 million for the three months ended June 30, 1996, as a result of the Association's repayment of $4.0 million in borrowings, competitive market conditions and the Association's decision not to offer loan products at below market interest rates.

         INTEREST EXPENSE. Interest Expense increased $12,000 or 0.4% from $2.7 million for the three months ended June 30, 1995 to $2.71 million for the comparable period in 1996. This increase was due to an increase in the cost of average interest-bearing liabilities resulting primarily from new certificates of deposit earning higher rates than the maturing certificates of deposit. These increases were offset by lower average balances in total interest-bearing liabilities. The average rate paid on interest-bearing liabilities increased 13 basis points from 4.12% for the three months ended June 30, 1995 to 4.25% for the three months ended June 30, 1996. The average amount of interest-bearing liabilities decreased $7.0 million or 2.7% to $255.5 million for the three months ended June 30, 1996 from $262.5 million for the three months ended June 30, 1995. The decrease in interest-bearing liabilities was due to the Association's repayment of $4.0 million in borrowings, competitive market conditions and the Association's decision not to offer above market interest rates on its savings deposits.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses decreased $227,000 or 7.3% from $3.1 million for the three months ended June 30, 1995 to $2.9 million for the comparable period in 1996. This was due to the average interest rate spread decreasing 29 basis points from 3.84% for the three months ended June 30, 1995 to 3.55% for the comparable period in 1996 and the decrease in the average balance of interest-earning assets of $5.1 million or 1.8%. These were offset by the decline in the average amount of interest-bearing liabilities of $7.0 million or 2.7%.

         PROVISION FOR LOAN LOSSES. The provision for loan losses decreased by $15,000 or 33.3% from $45,000 for the three months ended June 30, 1995 to $30,000 for the comparable period in 1996. Management determined that decreasing the provision for loan losses was appropriate in light of its review of the Association's loan portfolio, asset quality, delinquent and non-performing loans and the national and regional economies. The decrease in the provision for loan losses was due primarily to a smaller loan portfolio at June 30, 1996. The ratio of the allowance for loan losses to total loans was 0.33% and 0.27% at June 30, 1996 and 1995, respectively. At June 30, 1996 and 1995, the ratio of the allowances for loan losses to non-performing loans was 78.6% and 85.6%, respectively.

         NONINTEREST INCOME. Noninterest income increased $35,000 or 13.2% from $273,000 for the three months ended June 30, 1995 to $308,000 for the three months ended June 30, 1996. This increase was due primarily to an increase in service fee income of $32,000 from $268,000 for the three months ended June 30, 1995 to $300,000 for the comparable period in 1996, which was due primarily to an increase in ATM fee income. Due to a change in ATM processors, service fee income and expense are now accounted for on a gross basis as a part of both noninterest income and noninterest expense.

         NONINTEREST EXPENSE. Noninterest expense increased $916,000 or 40.8% from $2.2 million for the three months ended June 30, 1995 to $3.2 million for the three months ended June 30, 1996. This was due primarily to an increase in compensation and benefits expense of $897,000 or 96.9% from $925,000 for the three months ended June 30, 1995 to $1.8 million for the comparable period in 1996. The increase in compensation and benefit expense was primarily attributable to $837,000 of pension curtailment expense, and the remaining $60,000 increase was attributable primarily to normal salary increases and benefit costs. The Association terminated its defined benefit plan in June, 1996, which resulted in the curtailment loss. In addition, ATM expense increased $36,000 or 50.7% from $71,000 for the three months ended June 30, 1995 to $107,000 for the comparable period in 1996. Due to a change in ATM processors, service fee income and expenses are now accounted for on a gross basis as a part of both noninterest income and noninterest expense.

         INCOME TAX EXPENSE (BENEFIT). Income tax expense decreased $464,000 from a $457,000 tax expense for the three months ended June 30, 1995 to a $6,000 tax benefit for the three months ended June 30, 1996. This is due to the decrease in income before income taxes of $1.09 million from $1.08 million for the three months ended June 30, 1995 to a loss of $17,000 before income taxes for the comparable period in 1996. The effective tax rate was 41.2% for the three month period ended June 30, 1996 compared to 42.5% for the three month period ended June 30, 1995.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         GENERAL. For the six months ended June 30, 1996, net income was $501,000, a decrease of $812,000 or 61.8% from $1.3 million for the six months ended June 30, 1995. This was due primarily to the recognition of an $837,000 expense in 1996 related to the curtailment of pension benefits as a result of the

Association's termination of its pension plan. There was also a decrease of $570,000 in net interest income before provision for loan losses, which was offset by a decrease in income tax expense of $574,000.

         INTEREST INCOME. Interest income decreased $333,000 or 2.9% from $11.5 million for the six months ended June 30, 1995 to $11.2 million for the six months ended June 30, 1996. The reduction was due to decreases in both the average yield and the average balance of interest-earning assets. The average yield on the Association's interest-earning assets decreased 12 basis points from 7.95% for the six months ended June 30, 1995 to 7.83% for the six months ended June 30, 1996. The average balance of interest-earning assets decreased $4.0 million or 1.4% from $290.4 million for the six months ended June 30, 1995 to $286.4 million for the comparable period in 1996, as a result of the Association's repayment of $4.0 million in borrowings, competitive market conditions and the Association's decision not to offer loan products at below-market interest rates.

         INTEREST EXPENSE. Interest expense increased $237,000 or 4.5% from $5.2 million for the six months ended June 30, 1995 to $5.5 million for the six months ended June 30, 1996. This increase was due to an increase in the cost of average interest-bearing liabilities resulting primarily from new certificates of deposit earning higher rates than maturing certificates of deposit. These increases were offset by lower average balances in total interest-bearing liabilities. The average rate paid on interest-bearing liabilities increased 28 basis points from 4.01% for the six months ended June 30, 1995 to 4.29% for the six months ended June 30, 1996. The average amount of interest-bearing liabilities decreased $6.0 million or 2.3% from $262.0 million for the six months ended June 30, 1995 to $256.0 million for the comparable period in 1996. The decrease in interest-bearing liabilities was due to the Association's repayment of $4.0 million in borrowings, competitive market conditions and the Association's decision not to offer above-market interest rates on its savings deposits.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses decreased $570,000 or 9.1% from $6.3 million for the six months ended June 30, 1995 to $5.7 million for the comparable period in 1996. This was due to the average interest rate spread decreasing 40 basis points from 3.94% for the six months ended June 30, 1995 to 3.54% for the six months ended June 30, 1996 and the decrease in the average balance of interest-earning assets of $4.0 million or 1.4%. These were offset by the decline in the average amount of interest-bearing liabilities of $6.0 million or 2.3%. The reduction in the average interest rate spread was due to the average yield on interest-earning assets decreasing 12 basis points and the average rate paid on interest-bearing liabilities increasing 28 basis points.

         PROVISION FOR LOAN LOSSES. The provision for loan losses decreased by $30,000 or 33.3% from $90,000 for the six months ended June 30, 1995 to $60,000 for the comparable period in 1996. Management determined that decreasing the provision for loan losses was appropriate in light of its review of the Association's loan portfolio, asset quality, delinquent and non-performing loans and the national and regional economies. The decrease in the provision for loan losses was due primarily to a smaller loan portfolio at June 30, 1996. The ratio of the allowance for loan losses to total loans was 0.33% and 0.27% at June 30, 1996 and 1995, respectively. At June 30, 1996 and 1995, the ratio of the allowance for loan losses to non-performing loans was 78.6% and 85.6%, respectively.

         NONINTEREST INCOME. Noninterest income increased $85,000 or 15.7% from $542,000 for the six months ended June 30, 1995 to $627,000 for the six months ended June 30, 1996. This increase was due primarily to an increase in service fee income of $61,000 from $533,000 for the six months ended June 30, 1995 to $594,000 for the comparable period in 1996, which was due primarily to an increase in ATM fee income. Due to a change in ATM processors, service fee income and expense are now accounted for on a gross basis as a part of both noninterest income and noninterest expense. There was also a gain of $21,000 on the sale of real estate owned during the six months ended June 30, 1996. There was no gain in the comparable period in 1995.

         NONINTEREST EXPENSE. Noninterest expense increased $931,000 or 20.5% from $4.5 million for the six months ended June 30, 1995 to $5.5 million for the six months ended June 30, 1996. This was due primarily to an increase in compensation and benefit expense of $939,000 or 50.9% from $1.8 million for the six months ended June 30, 1995 to $2.8 million for the comparable period in 1996. The increase in compensation and benefit expense was attributable primarily to $837,000 of pension curtailment expense, and the remaining $102,000 increase was primarily attributable to normal salary increases and benefits expense. The Association terminated its defined benefit pension plan in June, 1996, which resulted in the curtailment loss. In addition, ATM expense increased $84,000 or 61.3% from $137,000 for the six months ended June 30, 1995 to $221,000 for the comparable period in 1996. Due to a change in ATM processors, service fee income and expenses are now accounted for on a gross basis as a part of both noninterest income and noninterest expense. This was offset by decreases in occupancy expense, federal deposit insurance premium and other expense of $28,000, $23,000, and $34,000, respectively. The decrease in occupancy expense was due primarily to a decrease in office building improvement depreciation of $44,000 or 43.6% from $101,000 for the six months ended June 30, 1995 to $57,000 for the six months ended June 30, 1996. This was the result of the building improvements to the leased South Elgin Office fully depreciating in 1995 and no depreciation expense in 1996. The decrease in federal deposit insurance premium of $23,000 from $362,000 for the six months ended June 30, 1995 to $339,000 for the comparable period in 1996 was due to lower deposit balances. The decrease in other noninterest expense of $34,000 or 4.6% from $735,000 for the six months ended June 30, 1995 to $701,000 for the six months ended June 30, 1996 was due primarily to a $19,000 decrease in real estate owned expense and a $16,000 decrease in postage and express mail expense.

         INCOME TAX EXPENSE. Income tax expense decreased $574,000 or 63.9% from $898,000 for the six months ended June 30, 1995 to $324,000 for the six months ended June 30, 1996. This is due primarily to the decrease in income before income taxes of $1.4 million or 62.7% from $2.2 million for the six months ended June 30, 1995 to $825,000 for the six months ended June 30, 1996. The effective tax rate was 39.3% for the six months ended June 30, 1996 compared to 40.6% for the six months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Association's primary sources of funds are savings deposits and principal and interest payments on loans and securities and, to a limited extent, borrowings from the FHLB of Chicago. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions, and competition strongly influence mortgage prepayment rates and savings deposit flows, reducing the predictability of the timing of sources of funds.

         The Association is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable savings deposit accounts plus short-term borrowings as defined by the regulations of the OTS. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At June 30, 1996, the Association's liquidity ratio was 9.33% and its short-term liquidity ratio was 7.05%. The levels of the Association's short-term liquid assets are dependent on the Association's operating, financing and investing activities during any given period. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

         The primary investing activities of the Association are the origination of mortgage and other loans and the purchase of U.S. government or U.S. government agency securities. There were no borrowings outstanding at June 30, 1996.

         See the "Statements of Cash Flows" in the Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities, investing activities and financing activities for the three and six months ended June 30, 1996 and 1995.

         The Association has other sources of liquidity if a need for additional funds arises, including the ability to obtain FHLB of Chicago advances of up to $53.6 million based on the Association's current investment in FHLB of Chicago stock.

         At June 30, 1996, the Association had outstanding loan origination commitments of $6.9 million, undisbursed loans in process of $176,000 and unused lines of consumer credit of $276,000. The Association anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from June 30, 1996 totalled $71.5 million. Based upon the Association's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Association.

         At June 30, 1996, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $37.2 million, or 12.4% of total adjusted assets, which is above the required level of $4.5 million or 1.5%; core capital of $37.2 million, or 12.4% of total adjusted assets, which is above the required level of $9.0 million or 3.0%; and total risk-based capital of $38.1 million, or 23.8% of risk-weighted assets, which is above the required level of $12.8 million, or 8.0%.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES

         On June 13, 1996, the Company filed a Registration Statement on Form S-1 (Reg. No. 333-05909) with respect to the offering of up to 7,009,250 of its Common Stock. The Registration Statement became effective on August 8, 1996. The closing of the offering is expected to occur during the third quarter of 1996.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (A)      Exhibit 27 -- Financial Data Schedule*

                (B)      Reports on Form 8-K
                         None


- ---------------

*      Submitted only with filing in electronic format.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           HOME BANCORP OF ELGIN, INC.
                                           ---------------------------
                                           (Registrant)





                                  By:      /S/LYLE N. DOLAN
                                           --------------------------------
                                           Lyle N. Dolan
                                           Senior Vice President and Chief
                                           Financial and Accounting Officer

September 23, 1996