Form 10-Q
period 1996-09-30
HOME BANCORP OF ELGIN INC
filed 1996-11-12
CIK 1016325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

          (Mark One)

          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

          [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                                       N/A
              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed from last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                  Outstanding at
             Class                              September 30, 1996
                                                ------------------

         Common Stock,
         par value $.01                              7,009,250

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1.   Financial Statements of Home Bancorp of Elgin, Inc.

          Consolidated Balance Sheets (Unaudited) -- September 30, 1996
          and December 31, 1995 .............................................. 1

          Consolidated Statements of Earnings (Unaudited) -- Three and nine months ended September 30, 1996 and 1995 ........................... 2

          Consolidated Statements of Cash Flows (Unaudited) -- Three and
          nine months ended September 30, 1996 and 1995 ...................... 3

          Notes to Unaudited Consolidated Financial Statements ............... 4


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations .............................................. 5

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1.   Legal Proceedings ................................................. 18

Item 2.   Changes in Securities ............................................. 18

Item 3.   Defaults upon Senior Securities ................................... 18

Item 4.   Submission of Matters to a Vote of Security Holders ............... 18

Item 5.   Other Information ................................................. 18

Item 6.   Exhibits and Reports on Form 8-K .................................. 18

Signatures

Part I - FINANCIAL INFORMATION
         ---------------------

Item 1. Financial Statements -- The financial statements for 1995 are for Home Federal Savings and Loan Association of Elgin ("Home Federal" or the "Association ") only since Home Bancorp of Elgin, Inc. ("Home Bancorp" or the "Company") was not in existence at that time. The financial statements for 1996 are for Home Bancorp and its consolidated subsidiary.


Home Bancorp of Elgin, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS
        (Unaudited)

                                                                                    September 30,       December 31,
                                                                                        1996,               1995
                                                                                    -------------       ------------
                                                                                            (In thousands)

ASSETS
 Cash and due from banks .......................................................      $   4,159          $  10,021
 Interest-earning deposits .....................................................         84,080              8,588
 Investment securities held-to-maturity ........................................          5,970              5,948
 Loans receivable, net .........................................................        263,698            267,153
 Government National Mortgage Association ......................................
     mortgage-backed securities held-to-maturity ...............................            151                187
 Accrued interest receivable ...................................................          1,416              1,484
 Real estate owned and in judgment, at lower of cost or
     fair value ................................................................            329                496
 FHLB of Chicago stock, at cost ................................................          2,678              3,056
 Office properties and equipment, net ..........................................          7,263              6,817
 Prepaid expenses and other assets .............................................            788                770
                                                                                       --------           --------
     Total assets ..............................................................       $370,532           $304,520
                                                                                       ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY
 Savings deposits ..............................................................       $266,456           $259,971
Borrowed funds .................................................................              0              4,000
 Advance payments by borrowers for taxes and insurance .........................            725              1,860
 Accrued interest payable and other liabilities ................................          4,391              2,006
                                                                                       --------           --------
     Total liabilities .........................................................       $271,572           $267,837
                                                                                       --------           --------

Stockholders' Equity:
 Preferred stock, $.01 par value, 3,000,000 shares
     authorized; none outstanding ..............................................       $      0           $      0
 Common stock, $.01 par value; 12,000,000 shares
     authorized  7,009,250 shares issued at
     September 30, 1996 and none issued at
     December 31, 1995.........................................................              70                  0
 Additional paid-in capital.....................................................         67,904                  0
 Retained earnings, substantially restricted....................................         36,593             36,683
 Unearned ESOP compensation.....................................................         (5,607)                 0
                                                                                        -------            -------
     Total stockholders' equity.................................................         98,960             36,683
                                                                                        -------            -------
Total liabilities and stockholders' equity......................................       $370,532           $304,520
                                                                                       ========           ========


See accompanying notes to unaudited consolidated financial statements.

HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
             (Unaudited)

                                                                             For the Three          For the Nine
                                                                             Months Ended           Months Ended
                                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                                            ----------------      ----------------
                                                                            1996        1995      1996        1995
                                                                            ----        ----      ----        ----

                                                                          (In thousands, except per share amounts)

INTEREST INCOME
 Loans secured by real estate .........................................    $5,207    $5,425     $15,761    $16,339
 Other loans ..........................................................        13        15          41         44
 Mortgage-backed securities held to maturity ..........................         3         4           9         12
 Investment securities held to maturity ...............................        90        90         270        270
 Interest-earning deposits ............................................       296       144         642        457
 FHLB of Chicago stock ................................................        46        52         140        148
                                                                            -----    ------      ------     ------
     Total interest income ............................................     5,655     5,730      16,863     17,270
INTEREST EXPENSE
 Savings deposits .....................................................     2,773     2,773       8,222      8,021
 Borrowed funds .......................................................         0        17          37         17
                                                                          -------    ------      ------     ------
     Total interest expense ...........................................     2,773     2,790       8,259      8,038
                                                                            -----     -----       -----      -----
 Net interest income before provision for loan losses .................     2,882     2,940       8,604      9,232
 Provision for loan losses ............................................        30        45          90        135
                                                                           ------    ------      ------      -----
 Net interest income after provision for loan losses ..................     2,852     2,895       8,514      9,097
                                                                            -----     -----       -----      -----
NON-INTEREST INCOME
 Service fee income ...................................................       299       290         893        823
 Gain on sale of real estate owned ....................................         0         0          21          0
 Gain on sale of office properties and equipment ......................         0         0           1          0
 Other income .........................................................         6         7          17         16
                                                                             ----      ----        ----       ----
     Total non-interest income ........................................       305       297         932        839
NON-INTEREST EXPENSE
 Compensation and benefits ............................................       964       914       3,751      2,761
 Occupancy expense ....................................................       388       407       1,138      1,184
 Federal deposit insurance premiums ...................................     1,951       174       2,290        536
 Advertising and promotion ............................................        97        84         270        271
 Automated teller machines ............................................       106        86         327        224
 Data processing ......................................................       227       238         720        725
 Other ................................................................       390       340       1,091      1,075
                                                                            -----     -----       -----      -----
     Total non-interest expense .......................................     4,123     2,243       9,587      6,776
                                                                            -----     -----       -----      -----
 Income (loss) before income tax expense (benefit) ....................      (966)      949        (141)     3,160
 Income tax expense (benefit) .........................................      (375)      398         (51)     1,296
                                                                             ----       ---         ---      -----
     Net income (loss) ................................................    $ (591)   $  551     $   (90)    $1,864
                                                                           ======    ======     ========    ======


Earnings per share:
 Income (loss) ........................................................    $(0.09)       NA     $ (0.01)        NA
                                                                           =======       ==     ========        ==


See accompanying notes to unaudited consolidated financial statements.

HOME BANCORP OF ELGIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
     (Unaudited)


                                                                    For the Three Months Ended        For the Nine Months Ended
                                                                               SEPTEMBER                         SEPTEMBER
                                                                    --------------------------------  ----------------------------
                                                                        1996              1995            1996             1995
                                                                    ------------     -------------    ------------      ----------
                                                                                             (In thousands)

Cash flows from operating activities:
  Net income (loss) ..............................................    $   (591)         $    551      $     (90)         $  1,864
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
  Depreciation and amortization expense ..........................         147              181             421               478
  Provision for deferred income taxes ............................           -                -               -               609
  Provision for loan losses ......................................          30               45              90               135
  Decrease in deferred loan fees .................................        (102)            (149)           (286)             (398)
  Gain on sale of real estate owned ..............................           -                -             (21)                -
  Gain on sale of office properties and equipment ................           -                -              (1)                -
  FHLB of Chicago stock dividend .................................           -                -               -               (46)
  Increase (decrease) in accrued interest receivable .............          82               92              68               (37)
  Increase (decrease) in prepaid expenses and other assets, net. . 358    (294)             (18)           (462)
  Increase (decrease) in accrued interest payable and
    other liabilities, net .......................................       1,759             (282)          2,385            (1,344)
                                                                       -------          -------        --------          --------

     Net cash provided by operating activities ...................       1,683              144           2,548                799
                                                                       -------          -------        --------          ---------

Cash flows from investing activities:
  Net decrease in loans receivable ...............................         268              135           3,839             3,021
  Repayment of mortgage-backed securities held-to-maturity .......           9               17              36                42
  Purchase of office properties and equipment ....................        (664)            (191)           (889)             (555)
  Proceeds from the sale of office properties and equipment ......           -                -               1                 -
  Redemption of stock in the FHLB of Chicago .....................           -                -             378                 -
                                                                     ---------       ----------       ---------        ----------

    Net cash provided by (used in) investing activities ..........        (387)             (39)          3,365             2,508
                                                                      --------        ---------        --------          --------

Cash flows from financing activities:
  Net proceeds from the sale of common stock .....................      62,367                -          62,367                 -
  Increase (decrease) in borrowed funds ..........................           -            3,000          (4,000)            3,000
  Net increase (decrease) in savings deposits ....................       7,834           (6,250)          6,485            (9,019)
  Net decease in advance payments by
    borrowers for taxes and insurance ............................      (1,234)          (1,525)         (1,135)           (1,141)
                                                                      --------         --------        --------          --------
    Net cash provided by (used in) financing activities ..........      68,967           (4,775)         63,717            (7,160)
                                                                      --------         --------        --------          --------
  Increase (decrease) in cash and cash equivalents ...............      70,263           (4,670)         69,630            (3,853)
  Cash and cash equivalents at beginning of period ...............      17,976           19,035          18,609             18,218
                                                                      --------         --------        --------           --------
  Cash and cash equivalents at end of period .....................    $ 88,239         $ 14,365        $ 88,239           $ 14,365
                                                                      ========         ========        ========           ========

  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
     Interest ....................................................      $2,772           $2,816        $  8,294          $  8,036
     Income taxes ................................................           0              339             530             1,707

See accompanying notes to unaudited consolidated financial statements.

Home Bancorp of Elgin, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)     Basis of Presentation

        The consolidated financial statements included herein have been prepared by the Company without audit. In the opinion of management, the quarterly unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations at and for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the periods presented are not necessarily indicative of results to be expected for the entire year.

(2)     Stock Conversion

        On September 26, 1996, the Association completed its conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, and all of the capital stock of the Association was acquired by Home Bancorp. Home Bancorp issued and sold 7,009,250 shares of its common stock, $.01 par value, at a price of $10.00 per share in a subscription offering (the "Offering") to certain depositors of Home Federal and to the Company's Employee Stock Ownership Plan. Net proceeds from the Offering were $68.0 million.

(3)     SAIF Assessment

        On September 30, 1996, the Deposit Funds Insurance Act of 1996 (the "1996 Act") was enacted into law, and it amended the Federal Deposit Insurance Act in several ways to recapitalize the Savings Association Insurance Fund (the "SAIF") and reduce the disparity in the assessment rates for the Bank Insurance Fund (the "BIF") and the SAIF. The 1996 Act authorized the Federal Deposit Insurance Corporation (the "FDIC") to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, the special assessment has been fixed, subject to adjustment, at 65.7 basis points of an institution's SAIF-assessable deposits, and the special assessment will be paid on November 27, 1996. The special assessment is based on the amount of SAIF-assessable deposits held on March 31, 1995. Based on the foregoing, the special SAIF assessment to be paid by the Association on November 27, 1996 will be approximately $1.8 million.

        In addition, the 1996 Act expanded the assessment base for the payments on the bonds (the "FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation to include, beginning on January 1, 1997, the deposits of both BIF- and SAIF-insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. It has been estimated that the rate of assessments for the payment of interest on the FICO bonds will be approximately 1.3 basis points for BIF assessable deposits and approximately 6.4 basis points for SAIF-assessable deposits beginning on January 1, 1997.

        In view of the recapitalization of the SAIF, the FDIC proposed on October 8, 1996, a reduction in the assessment rate for SAIF-assessable deposits for periods beginning on October 1, 1996. As would be effective for the SAIF-assessable deposits of savings associations such as the Association, the proposed assessment rates would range from 18 to 27 basis points for the last quarter of 1996 and would range from 0 to 27 basis points for the following assessment periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Home Bancorp of Elgin, Inc. ("Home Bancorp" or the "Company") a Delaware corporation, is the holding company for Home Federal Savings and Loan Association of Elgin ("Home Federal" or the "Association"), a federally chartered stock savings and loan association. On September 26, 1996, the Association completed its conversion (the "Conversion") from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, and all of the capital stock of the Association was acquired by Home Bancorp. Home Bancorp issued and sold 7,009,250 shares of its common stock, $.01 par value, at a price of $10.00 per share in a subscription offering (the "Offering") to certain depositors of Home Federal and to the Company's Employee Stock Ownership Plan ("ESOP"). Net proceeds from the Offering amounted to $68.0 million. The business of the Company consists of the business of the Association.

        The Company's principal business is its investment in Home Federal, which is a customer-oriented savings and loan association. The Association attracts retail savings deposits primarily from the general public in its market area and invests those funds primarily in mortgage loans secured by one- to four-family owner occupied properties. To a lesser extent, the Association invests in multifamily mortgage loans, construction and land mortgage loans, commercial real estate mortgage loans and other loans. The Association's revenues are derived principally from interest on mortgage loans and interest and dividends on investments, mortgage-backed securities and, to a much lesser extent, short-term investments. The Association also derives income from fees and service charges. The Association's primary sources of funds are retail savings deposits and, to a lesser extent, advances from the FHLB of Chicago. The Association does not have any subsidiaries.


RECENT LEGISLATION/SAIF PREMIUMS AND SPECIAL ASSESSMENT

        The Association is a member of the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") and pays its deposit insurance assessments to the SAIF of the FDIC. The FDIC also maintains another insurance fund, the Bank Insurance Fund (the "BIF"), which primarily insures the deposits of commercial banks and state chartered savings banks.

        Applicable law requires that both the SAIF and the BIF be recapitalized to a ratio of 1.25% of reserves to deposits. The BIF achieved the 1.25% reserve ratio in May 1995, but the SAIF was not then expected to be recapitalized until after 2001. In recognition of the BIF's achievement of the 1.25% reserve ration, the FDIC reduced the deposit insurance assessment rates for BIF-assessable deposits. Effective January 1, 1996, the FDIC reduced the annual assessments for BIF-insured institutions to the legal minimum of $2,000, except for institutions that were not well capitalized or that were assigned to the higher supervisory risk categories. The FDIC estimated that 92% of the BIF-insured institutions would pay only the minimum annual assessment.

        In contrast, SAIF reserves had not grown as quickly as BIF reserves due to a number of factors, including the fact that a significant portion of SAIF premiums had been and are currently being used to make payments on bonds ("FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Given the undercapitalized status of the SAIF, the FDIC had continued the range of assessment rates of $0.23 to $0.31 per $100 of SAIF-assessable deposits.

        On September 30, 1996, the Deposit Funds Insurance Act of 1996 (the "1996 Act") was enacted into law, and it amended the Federal Deposit Insurance Act (the "FDIA") in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The 1996 Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, the special assessment has been fixed, subject to adjustment, at 65.7 basis points of an institution's SAIF-assessable deposits, and the special assessment will be paid on November 27, 1996. The special assessment is based on the amount of SAIF-assessable deposits held on March 31, 1995. Based on the foregoing, the special SAIF assessment to be paid by the Association on November 27, 1996 will be approximately $1.8 million.

        In addition, the 1996 Act expanded the assessment base for the payments on the FICO bonds to include, beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. It has been estimated that the rate of assessments for the payment of interest on the FICO bonds will be approximately 1.3 basis points for BIF-assessable deposits and approximately 6.4 basis points for SAIFassessable deposits beginning on January 1, 1997.

        The 1996 Act also provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless such assessments are required to maintain or to achieve the designated reserve ratio of 1.25%. This provision applies to all institutions except with respect to those member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Association has not been so classified by the FDIC or the OTS. Accordingly, assuming that the designated reserve ratio is maintained by the BIF and the SAIF after the collection of the special SAIF assessment and that the Association maintains its regulatory status, the Association will have to pay substantially lower regular assessments on its deposits as compared to those paid in recent years.

        In view of the recapitalization of the SAIF, the FDIC proposed on October 8, 1996, a reduction in the assessment rate for SAIF-assessable deposits for periods beginning on October 1, 1996. As would be effective for the SAIF-assessable deposits of savings associations, such as the Association, the proposed assessment rates would range from 18 to 27 basis points for the last quarter of 1996 and would range from 0 to 27 basis points for the following assessment periods.

        The 1996 Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Secretary of the Treasury is required to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress on or before March 31, 1997.

SELECTED FINANCIAL AND OTHER DATA OF THE COMPANY

     The selected financial ratios and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto presented elsewhere in this report.

                                                                        At or For the               At of For the
                                                                     Three Months Ended           Nine Months Ended
                                                                        September 30,                September 30,
                                                                       -------------                -------------
                                                                    1996           1995          1996           1995
                                                                    ----           ----          ----           ----
                                                               (Dollars in thousands, except shares and per share amounts)

SELECTED FINANCIAL RATIOS(1):
  PERFORMANCE RATIOS:
       Return on average assets(2).............................    (0.73)%         0.73%        (0.04)%         0.82%
       Return on average equity(2).............................    (4.08)          6.03          (.27)          6.91
       Average interest rate spread(3)  .......................     3.19           3.67          3.42           3.86
       Net interest margin(4)..................................     3.89           4.10          3.96           4.27
       Average interest-earning assets to average
           interest-bearing liabilities........................   118.71%        111.28%       114.12%        110.87%
       Non-interest expense to average assets(2)...............     5.11           2.98          4.13           2.97
  CAPITAL RATIOS(1):
       Average equity to average assets........................    17.93          12.14         14.25          11.83
       Equity to total assets at end of period.................    26.71          12.19         26.71          12.19
       Tangible capital(5).....................................    18.98          12.12         18.98          12.12
       Core capital(5).........................................    18.98          12.12         18.98          12.12
       Total risk-based capital(5).............................    38.71          23.46         38.71          23.46
ASSET QUALITY RATIOS AND OTHER DATA(1):
       Total non-performing loans (6)..........................   $1,500          $ 930        $1,500          $ 930
       Real estate owned, net..................................   $  329          $ 521        $  329          $ 521
       Non-performing loans to total loans.....................     0.57%          0.35%         0.57%          0.35%
       Non-performing assets to total assets...................     0.49           0.49          0.49           0.49
       Allowance for loan losses to:
           Non-performing loans................................    60.99          84.34         60.99          84.34
           Total loans.........................................     0.35           0.29          0.35           0.29
       Number of shares outstanding............................7,009,250             NA     7,009,250             NA
       Book value per share....................................  $ 14.12             NA       $ 14.12             NA

(1) With the exception of end-of-period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate. Capital Ratios and Asset Quality Ratios And Other Data are end-of-period ratios and data.
(2) Includes one time charge of $1,777,000 ($1,088,000 net of tax effects) associated with the recapitalization of the SAIF for the three month and nine month periods ended September 30, 1996 and loss on termination of pension plan of $837,000 ($512,000 net of tax effects) for the nine month period ended September 30, 1996. Excluding the SAIF recapitalization charge, the return on average assets and average equity would have been 0.62% and 3.43%, respectively, for the three months ended September 30, 1996 and for the nine months ended September 30, 1996 would have been 0.43% and 3.02%, respectively. Excluding the SAIF recapitalization charge and the loss on termination of the pension plan, the return on average assets and average equity would have been 0.65% and 4.57%, respectively, for nine months ended September 30, 1996, and the ratio of non-interest expense to average assets would have been 2.91% and 3.00%, respectively, for the three months and nine months ended September 30, 1996.
(3) The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(4) The net interest margin represents net interest income as a percent of average interest-earning assets.
(5)    Regulatory capital ratios are for Home Federal only.
(6) Non-performing loans consist of non-accrual loans; the Company did not have any loans that were 90 days or more past due and still accruing at any of the dates presented.

ANALYSIS OF NET INTEREST INCOME

       Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

       The following tables set forth certain information relating to the Association's statements of financial condition and the statements of operations for the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average monthly balances. The yields and costs include fees which are considered adjustments to yields.


                                                                         For the Three Months Ended September 30,
                                                           ------------------------------------------------------------------
                                                                        1996                                 1995
                                                           ------------------------------       -----------------------------
                                                                                  Average                             Average
                                                           Average                 Yield/       Average                Yield/
                                                           Balance    Interest      Cost        Balance    Interest     Cost
                                                           -------    --------      ----        -------    --------     ----
                                                                                   (Dollars in thousands)

ASSETS:
  Interest-earning assets:
    Real estate loans(1) .............................      $264,441   $ 5,207      7.88%      $  268,437   $ 5,425     8.08%
    Other loans ......................................           578        13      9.00              681        15     8.81
    Mortgage-backed securities .......................           154         3      7.79              206         4     7.77
    Investment securities ............................         5,968        90      6.03            5,938        90     6.06
    Interest-earning deposits ........................        22,757       296      5.20            8,240       144     6.99
    FHLB of Chicago stock ............................         2,678        46      6.87            3,056        52     6.81
                                                            --------   -------      ----         --------   -------    -----

       Total interest-earning assets .................       296,576     5,655      7.63%         286,558     5,730     8.00%
                                                            --------    ------      ----         --------   -------     ----

  Allowance for loan losses ..........................           905                                  769
  Non-interest earning assets ........................        27,287                               15,155
                                                            --------                             --------

       Total assets ..................................      $322,958                             $300,944
                                                            ========                             ========

LIABILITIES AND EQUITY:
  Interest-bearing liabilities:
    NOW/Super NOW accounts ...........................      $ 41,515   $   226      2.18%       $  43,782   $   253     2.31%
    Money market accounts ............................        17,094       141      3.30           18,296       132     2.89
    Passbook accounts ................................        64,421       510      3.17           67,919       537     3.16
    Certificates of deposit ..........................       126,809     1,896      5.98          126,525     1,851     5.85
    Borrowed funds ...................................             -         -         -            1,000        17     6.80
                                                            --------   -------      ----        ---------   -------    -----

       Total interest-bearing liabilities ............       249,839     2,773      4.44%         257,522     2,790     4.33%
                                                            --------    ------      ----         --------    ------    -----

  Non-interest bearing NOW accounts ..................        10,514                                3,715
  Other non-interest-bearing liabilities .............         4,684                                3,170
                                                            --------                             --------

       Total liabilities .............................       265,037                              264,407

  Stockholders' equity................................        57,921                               36,537
                                                            --------                             --------

       Total liabilities and stockholders' equity ....      $322,958                             $300,944
                                                            ========                             ========

  Net interest income ................................                  $2,882                               $2,940
                                                                        ======                               ======
  Interest rate spread(2) ............................                              3.19%                               3.67%
                                                                                    ====                                ====
  Net interest margin(3)..............................                              3.89%                               4.10%
                                                                                    ====                                ====

  Ratio of interest-earning assets to interest-bearing liabilities                118.71%                             111.28%
                                                                                  ======                              ======

---------------------------
(1) In computing the average balance of loans, non-accrual loans have been included.
(2) Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.


                                                                         For the Nine Months Ended September 30,
                                                           ------------------------------------------------------------------
                                                                        1996                                 1995
                                                           ------------------------------       -----------------------------
                                                                                  Average                             Average
                                                           Average                 Yield/       Average                Yield/
                                                           Balance    Interest      Cost        Balance    Interest     Cost
                                                           -------    --------      ----        -------    --------     ----
                                                                                   (Dollars in thousands)

ASSETS:
  Interest-earning assets:
    Real estate loans(1) .............................      $264,658   $15,761      7.94%        $269,064   $16,339     8.10%
    Other loans ......................................           571        41      9.57              661        44     8.88
    Mortgage-backed securities .......................           165         9      7.27              220        12     7.27
    Investment securities ............................         5,960       270      6.04            5,930       270     6.07
    Interest-earning deposits ........................        15,685       642      5.46            9,523       457     6.40
    FHLB of Chicago stock ............................         2,762       139      6.71            3,041       148     6.49
                                                            --------   -------     -----         --------   -------    -----

       Total interest-earning assets .................       289,801    16,863      7.76%         288,439    17,270     7.98%
                                                            --------   -------      ----         --------   -------     ----

  Allowance for loan losses ..........................           876                                  724
  Non-interest earning assets ........................        20,505                               16,177
                                                            --------                             --------

       Total assets ..................................      $309,430                             $303,892
                                                            ========                             ========

LIABILITIES AND EQUITY:
  Interest-bearing liabilities:
    NOW/Super NOW accounts ...........................     $  42,275   $   685      2.16%       $  43,021   $   735     2.28%
    Money market accounts ............................        17,378       424      3.14           20,683       438     2.82
    Passbook accounts ................................        65,345     1,529      3.12           70,601     1,627     3.07
    Certificates of deposit ..........................       128,073     5,584      5.81          125,529     5,221     5.55
    Borrowed funds ...................................           867        37      5.69              333        17     6.81
                                                           ---------   -------     -----        ---------   -------    -----

       Total interest-bearing liabilities ............       253,938     8,259      4.34%         260,167     8,038     4.12%
                                                            --------    ------     -----         --------    ------    -----

  Non-interest bearing NOW accounts ..................         6,541                                3,077
  Other non-interest-bearing liabilities .............         4,852                                4,703
                                                            --------                             --------

       Total liabilities .............................       265,331                              267,947

  Stockholders' equity................................        44,099                               35,945
                                                            --------                             --------

       Total liabilities and stockholders' equity ....      $309,430                             $303,892
                                                            ========                             ========

  Net interest income ................................                  $8,604                               $9,232
                                                                        ======                               ======
  Interest rate spread(2) ............................                              3.42%                               3.86%
                                                                                    ====                                ====
  Net interest margin(3)..............................                              3.96%                               4.27%
                                                                                    ====                                ====

  Ratio of interest-earning assets to interest-bearing liabilities                114.12%                             110.87%
                                                                                  ======                              ======

---------------------------
(1) In computing the average balance of loans, non-accrual loans have been included.
(2) Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

       Total assets increased $66.0 million or 21.7% from $304.5 million at December 31, 1995 to $370.5 million at September 30, 1996. This increase was primarily attributable to Home Federal's Conversion from mutual to stock form and becoming a wholly-owned subsidiary of Home Bancorp on September 26, 1996. In connection with the Conversion, the Company issued and sold 7,009,250 shares of its common stock at a price of $10.00 per share in the Offering. The $70,000 increase in common stock and the $67.9 million increase in additional paid-in capital were from the $68.0 million net proceeds of the Offering.

       Savings deposits increased $6.5 million or 2.4% from $260.0 million at December 31, 1995 to $266.5 million at September 30, 1996 due primarily to activity relating to the Offering. At September 30, 1996, there were $17.5 million of savings deposits that were to be refunded to subscribers that did not receive a stock allocation in the Offering. This was offset by a $4.7 million decrease in savings deposits as a result of withdrawals directed by depositors for the purchase of stock in the Offering and $6.3 million of withdrawals that were the result of market conditions and the purchase of stock in the Offering by account holders that paid with a check drawn on the Association.

       Accrued interest payable and other liabilities increased $2.4 million or 118.9% from $2.0 million at December 31, 1995 to $4.4 million at September 30, 1996. The increase is primarily due to the accrual for pension benefits associated with the recognition of an $837,000 expense as a result of termination of the Association's pension plan and the $1.8 million accrual for the recently enacted one-time special assessment to recapitalize the SAIF. At September 30, 1996, there was $454,000 of accounts payable for Conversion expenses. This was offset by a decline in accrued income tax payable of $606,000 at September 30, 1996 as a result of the decrease in taxable income.

       The $5.6 million in unearned ESOP compensation is a result of the purchase of stock by the Association for the ESOP in the Offering.

       The Company repaid $4.0 million in borrowed funds during the nine months ended September 30, 1996 and made payments on account of real estate taxes for its borrowers, which reduced advance payments by borrowers for taxes by $1.1 million.

       Other components of the Company's balance sheet also changed from December 31, 1995 to September 30, 1996. Cash and due from banks decreased $5.8 million from $10.0 million at December 31, 1995 to $4.2 million at September 30, 1996. This was primarily due to funds disbursed to repay borrowed funds of $4.0 million, disbursements of $889,000 for office properties and equipment, disbursement of $1.1 million for advance payments by borrowers for taxes and insurance and a $13.1 million transfer to interest-earning deposits. These decreases were offset by the funds received from the decrease in loans receivable of $3.5 million, the increase in savings deposits of $6.5 million, the $167,000 decrease of real estate owned and in judgment, the $378,000 decrease in Federal Home Loan Bank ("FHLB") of Chicago stock and $2.5 million generated from operations. The increase of $889,000 in office properties and equipment was primarily due to the payments made for the ongoing construction of the Association's new South Elgin branch office. The $3.5 million decrease in loans receivable resulted from loan repayments exceeding loan originations. The $167,000 decrease of real estate owned resulted from the sale of one of the Association's real estate owned properties. The decrease of $378,000 in FHLB of Chicago stock was a result of a stock redemption by the FHLB of Chicago.

       The increase in interest-earning deposits of $75.5 million from $8.6 million at December 31, 1995 to $84.1 million at September 30, 1996 was primarily due to the net proceeds from the Offering and a transfer of $13.1 million from cash and due from banks.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

       GENERAL. For the three months ended September 30, 1996, there was a net loss of $591,000 compared to net income of $551,000 for the three months ended September 30, 1995. The $1.1 million decrease was primarily due to a one time charge of $1.8 million resulting from the recapitalization of the SAIF and was offset by a decrease in income tax expense of $773,000. Home Bancorp's net income for the three months ended September 30, 1996, excluding the one time after-tax charge of $1.1 million for the recapitalization of the SAIF, was $497,000, or $0.08 per share.

       INTEREST INCOME. Interest income decreased $75,000 or 1.3% from $5,730,000 for the three months ended September 30, 1995 to $5,655,000 for the three months ended September 30, 1996. This was primarily due to a decrease in the average yield on interest-earning assets. The average yield decreased 37 basis points from 8.00% for the three months ended September 30, 1995 to 7.63% for the three months ended September 30, 1996. This was offset by an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased $10 million or 3.5% from $286.6 million for the three months ended September 30, 1995 to $296.6 million for the three months ended September 30, 1996. The average yield on interest-earning assets decreased primarily as a result of the rates on new loan originations being lower than the rates on loans repaid and lower average market rates on interest-earning deposits for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. The increase in average interest-earning assets was primarily due to the receipt of the proceeds from the Offering.

       INTEREST EXPENSE. Interest expense decreased $17,000 or 0.6% from $2,790,000 for the three months ended September 30, 1995 to $2,773,000 for the three months ended September 30, 1996. The decrease is due to a decrease in the average balance of interest-bearing liabilities of $7.7 million from $257.5 million for the three months ended September 30, 1995 to $249.8 million for the three months ended September 30, 1996. This was offset by an increase of 11 basis points in the average rate paid on interest-bearing liabilities from 4.33% for three months ended September 30, 1995 to 4.44% for the three months ended September 30, 1996. The increase in rate was primarily due to the rates on new certificates of deposit being higher than the rates on maturing certificates of deposit.

       NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses decreased $58,000 or 2.0% from $2,940,000 for the three months ended September 30, 1995 to $2,882,000 for the three months ended September 30, 1996. This decrease was the result of a 48 basis point decrease in the interest rate spread from 3.67% for the three months ended September 30, 1995 to 3.19% for the three months ended September 30, 1996. This was offset by a $10.0 million increase in average interest-earning assets from $286.6 million for the three months ended September 30, 1995 to $296.6 million for the three months ended September 30, 1996 and a $7.7 million decrease in average interest-bearing liabilities from $257.5 million for the three months ended September 30, 1995 to $249.8 million for the three months ended September 30, 1996.

       PROVISION FOR LOAN LOSSES. The provision for loan losses decreased by $15,000 or 33.3% from $45,000 for the three months ended September 30, 1995 to $30,000 for the comparable period in 1996. Management determined that decreasing the provision for loan losses was appropriate in light of its review of the Association's loan portfolio, asset quality, including the Association's level of delinquent and non-performing loans, the historically low loan loss experience and the national and regional economies. Management also considered the fact that the Association had a slightly smaller loan portfolio in the three months ended September 30, 1996, as compared to the comparable period in 1995. The ratio of the allowance for loan losses to non-performing loans was 60.99% and 84.34% at September 30, 1996 and 1995, respectively, and the ratio of the allowance for loan losses to total loans was 0.35% and 0.29% at such respective dates. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside of management's control. The directors of the Association and the Company have reviewed the assumptions utilized by management in determining the provision for loan losses and the allowance for loan losses for reasonableness and adequacy.

       NON-INTEREST EXPENSE. Non-interest expense increased $1.9 million or 83.8% from $2.2 million for the three months ended September 30, 1995 to $4.1 million for the three months ended September 30, 1996. This increase was primarily attributable to an increase in federal deposit insurance premiums of $1.8 million from $174,000 for the three months ended September 30, 1995 to $2.0 million for the three months ended September 30, 1996. This increase in federal deposit insurance premiums of $1.8 million resulted from the recently enacted assessment to recapitalize the SAIF. The increase in non-interest expense was also attributable to an increase in compensation and benefits expense and other non-interest expense. Compensation and benefit expense increased $50,000 or 5.5% from $914,000 for the three months ended September 30, 1995 to $964,000 for the three months ended September 30, 1996, which was primarily due to normal salary increases. Other non-interest expense increased $50,000 or 6.8% from $340,000 for the three months ended September 30, 1995 to $390,000 for the three months ended September 30, 1996. This was primarily due to a one-time increase in insurance expense for additional coverage required in connection with the Conversion and increased real estate expense for repair of real estate owned.

       INCOME TAX EXPENSE. Income tax expense decreased $773,000 from $398,000 for the three months ended September 30, 1995 to a tax benefit of $375,000 for the three months ended September 30, 1996. This was due to the decrease in income before income taxes of $1.9 million from income of $949,000 for the three months ended September 30, 1995 to a loss of $966,000 for the three months ended September 30, 1996. The effective tax rate was 38.8% for the three months ended September 30, 1996 compared to 41.9% for the three months ended September 30, 1995.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

       GENERAL. For the nine months ended September 30, 1996 there was a net loss of $90,000 compared to net income of $1.9 million for the nine months ended September 30, 1995. This was primarily due to a one time charge of $1.8 million resulting from the recapitalization of the SAIF and recognition of an $837,000 expense resulting from the termination of the Association's pension plan in connection with the Conversion. There was also a decrease of $628,000 in net interest income for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995, which was offset by a decrease in income tax expense of $1.3 million for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. Home Bancorp's net income for the nine months ended September 30, 1996, excluding the one time after-tax charge of $1.1 million for the recapitalization of the SAIF and excluding the after-tax loss of $512,000 for the termination of the Association's pension plan, was $1.5 million or $0.23 per share, as compared to net income of $1.9 million for the nine months ended September 30, 1995.

       INTEREST INCOME. Interest income decreased $407,000 or 2.4% from $17.3 million for the nine months ended September 30, 1995 to $16.9 million for the nine months ended September 30, 1995. This was primarily due to a decrease in the average yield on interest-earning assets of 22 basis points from 7.98% for the nine months ended September 30, 1995 to 7.76% for the nine months ended September 30, 1996. The average yield on interest-earning assets decreased primarily as a result of the rates on new loan originations being lower than the rates on loans repaid and lower average market rates on interest-earning deposits for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. This decrease was offset by a $1.4 million or 0.5% increase in the average balance of interest-earning assets from $288.4 million for the nine months ended September 30, 1995 to $289.8 million for the nine months ended September 30, 1996.

       INTEREST EXPENSE. Interest expense increased $221,000 or 2.7% from $8,038,000 for the nine months ended September 30, 1995 to $8,259,000 for the comparable period in 1996. This was primarily due to the increase in the average rate paid on interest-bearing liabilities of 22 basis points from 4.12% for the nine months ended September 30, 1995 to 4.34% for the nine months ended September 30, 1996. This is due primarily to new certificates of deposit earning higher rates of interest than maturing certificates. This increase was offset by a decrease in the average balance of interest-bearing liabilities of $6.3 million or 2.4% from $260.2 million for the nine months ended September 30, 1995 to $253.9 million for the nine months ended September 30, 1996.

       NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses decreased $628,000 or 6.8% from $9.2 million for the nine months ended September 30, 1995 to $8.6 million for the comparable period in 1996. This was primarily due to the 44 basis point decrease in interest rate spread from 3.86% for the nine months ended September 30, 1995 to 3.42% for the nine months ended September 30, 1996. This was offset by a $1.4 million increase in average interest-earning assets from $288.4 million for the nine months ended September 30, 1995 to $289.8 million for the nine months ended September 30, 1996 and a decrease in average interest-bearing liabilities of $6.3 million from $260.2 million for the nine months ended September 30, 1995 to $253.9 million for the nine months ended September 30, 1996.

       PROVISION FOR LOAN LOSSES. The provision for loan losses decreased by $45,000 or 33.3% from $135,000 for the nine months ended September 30, 1995 to $90,000 for the comparable period in 1996. Management determined that decreasing the provision for loan losses was appropriate in light of its review of the Association's loan portfolio, asset quality, delinquent and non-performing loans, the historically low loan loss experience and the national and regional economics. Management also considered the fact that the Association had a slightly smaller loan portfolio in the nine months ended September 30, 1996 as compared to the comparable period in 1995. The ratio of allowance for loan losses to non-performing loans was 60.99% and 84.34% at September 30, 1996 and September 30, 1995, respectively, and the ratio of the allowance for loan losses to total loans was 0.35% and 0.29% at such respective dates. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside of management's control. The directors of the Association and the Company have reviewed the assumptions utilized by management in determining the provision for loan losses and the allowance for loan losses for reasonableness and adequacy.

       NON-INTEREST INCOME. Non-interest income increased $93,000 or 11.1% from $839,000 for the nine months ended September 30, 1995 to $932,000 for the nine months ended September 30, 1996. This increase was due primarily to an increase in service fee income of $70,000 from $827,000 for the nine months ended September 30, 1995 to $893,000 for the nine months ended September 30, 1996. The increase in service fee income is due to a change in the Association's ATM processors, which resulted in service fee income and expenses being accounted for on a gross basis as a part of both non-interest income and non-interest expense.

       NON-INTEREST EXPENSE. Non-interest expense increased $2.8 million or 41.5% from $6.8 million for the nine months ended September 30, 1995 to $9.6 million for the nine months ended September 30, 1996. The increase was primarily due to increases in compensation and benefit expense, federal deposit insurance premium expense and automated teller machine expense. Compensation and benefit expense increased $1.0 million from $2.8 million for the nine months ended September 30, 1995 to $3.8 million for the comparable period in 1996. The increase in compensation and benefit expense was primarily attributed to pension termination expense of $837,000 resulting from termination of the Association's pension plan in connection with the Conversion. The remaining $153,000 was primarily due to normal salary increases. Federal deposit insurance premiums increased $1.8 million from $536,000 for the nine months ended September 30, 1995 to $2.3 million for the nine months ended September 30, 1996. The increase was primarily attributable to the one time charge of $1.8 million resulting from the recently enacted assessment to recapitalize the SAIF. Automated teller machine expense increased $104,000 from $224,000 for the nine months ended September 30, 1995 to $327,000 for the nine months ended September 30, 1996. The increase in automated teller machine expense is due to a change in the Association's ATM processors, which resulted in service fee income and expenses being accounted for on a gross basis as a part of both non-interest income and non-interest expense.

       INCOME TAX EXPENSE. Income tax expense decreased $1,347,000 from $1,296,000 for the nine months ended September 30, 1995 to an income tax benefit of $51,000 for the nine months ended September 30, 1996. This was attributable to a decrease in income before income taxes of $3,301,000. The effective tax rate for the nine months ended September 30, 1996 was 36.2% and for the nine months ended September 30, 1995 was 41.0%.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary sources of funds are savings deposits, principal and interest payments on loans and securities and, to a limited extent, borrowings from the FHLB of Chicago. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and savings deposit flows, reducing the predictability of the timing of sources of funds.

       On September 26, 1996, the Association completed the Conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, and all of the capital stock of the Association was acquired by Home Bancorp. Home Bancorp issued and sold 7,009,250 shares of its common stock, $.01 par value, at a price of $10.00 per share in a subscription offering (the "Offering") to certain depositors of Home Federal and to the Company's Employee Stock Ownership Plan. Net proceeds from the Offering were $68.0 million. At September 30, 1996, total stockholders' equity of Home Bancorp was $99.0 million. The ratio of Home Bancorp's equity to total assets at September 30, 1996 was 26.71%.

       The Association is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable savings deposit accounts plus short-term borrowings, as defined by the regulations of the OTS. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At September 30, 1996, the Association's liquidity ratio was 23.4% and its short-term liquidity ratio was 21.1%. The levels of the Association's short-term liquid assets are dependent on the Association's operating, financing and investing activities during any given period. Management believes it will have adequate resources to fund all commitments on a short-term and long-term basis in accordance with its business strategy.

       The primary investing activities of the Company are the origination of mortgage and other loans and the purchase of U. S. government or U. S. government agency securities.

       See the "Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities, investing activities and financing activities for the three and nine months ended September 30, 1996 and 1995.

       The Company has other sources of liquidity if a need for additional funds arises, including the ability to obtain FHLB of Chicago advances of up to $53.6 million based on the Association's current investment in FHLB of Chicago stock. There were no borrowings outstanding at September 30, 1996.

       At September 30, 1996, the Association had outstanding loan origination commitments of $3.7 million, undisbursed loans in process of $350,000 and unused lines of consumer credit of $266,000. The Association anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from September 30, 1996 totalled $72.0 million. Based upon the Association's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Association.

       At September 30, 1996, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $65.0 million, or 18.98% of total adjusted assets, which is above the required level of $5.1 million or 1.5%; core capital of $65.0 million, or 18.98% of total adjusted assets, which is above the required level of $10.3 million or 3.0%; and total risk-based capital of $65.9 million, or 38.71% of risk-weighted assets, which is above the required level of $13.6 million, or 8.0%.

RECENT TAX LEGISLATION REGARDING TAX BAD DEBT RESERVES

       Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "1996 Tax Act"), for federal income tax purposes, thrift institutions such as the Association, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Association's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Association's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Association's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

       Under the 1996 Tax Act, the PTI Method was repealed and the Association will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Association's taxable year beginning January 1, 1996. In addition, the Association will be required to recapture (I.E., take into income) over a six-year period, beginning with the Association's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) the balance of such reserves as of December 31, 1987 or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Association always computed the additions to its reserves using the six-year moving average Experience Method. However, under the 1996 Tax Act, such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Association originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Association during its six taxable years preceding January 1, 1996. This legislation will result in an aggregate tax liability of $1.9 million. Since the Association has already provided a deferred income tax liability of this amount for financial reporting purposes, there will be no adverse impact to the Association's financial condition or results of operations from the enactment of this legislation.

OTHER

       This report contains certain forward looking statements pertaining to non-interest expense. These projections are subject to various factors that could cause actual results to differ materially from the estimates made in the forward looking statements. Such factors include deposit insurance expense, interest rates, customer preferences and general economic conditions.

Part II -- OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

                 (a)   Exhibit 27 -- Financial Data Schedule*

                 (b)   Reports on Form 8-K
                       None





        *Submitted only with filing in electronic format.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          HOME BANCORP OF ELGIN, INC.
                                          --------------------------------------
                                          (Registrant)



                                          By: /s/ Lyle N. Dolan
                                             -----------------------------------
                                             Lyle N. Dolan
                                             Executive Vice President and Chief
                                             Financial and Accounting Officer


November 8, 1996