Form 10-Q/A
period 1996-09-30
HOME BANCORP OF ELGIN INC
filed 1996-11-18
CIK 1016325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                ----------------

                                   FORM 10-Q/A
                                 Amendment No. 1

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
                                             ----     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                      Outstanding at
              Class                                 September 30, 1996
              -----                                 ------------------

          Common Stock,
          par value $.01                                   7,009,250

Part II -- OTHER INFORMATION
           -----------------

Item 6.  Exhibits and Reports on Form 8-K

                 (a)   Exhibit 27 -- Corrected Financial Data Schedule*


--------------

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





                                  HOME BANCORP OF ELGIN, INC.
                                  ---------------------------
                                  (Registrant)



                                   By:  /s/ Lyle N. Dolan
                                      --------------------------------
                                           Lyle N. Dolan
                                           Executive Vice President and Chief
                                           Financial and Accounting Officer


November 15, 1996