Form 10-K405
period 1996-12-31
HOME BANCORP OF ELGIN INC
filed 1997-03-28
CIK 1016325

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        / X /    Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

        /   /    Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
           For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 0-28696

                           HOME BANCORP OF ELGIN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                       36-409033
(STATE OR OTHER JURISDICTION OF                        (I.R.S.  EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                  16 NORTH SPRING STREET, ELGIN, ILLINOIS 60120
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE-ZIP CODE)
                            TELEPHONE (847) 742-3800

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No   .
                                             ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K. [ X ]

         As of March 1, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $94,319,00.

         As of March 1, 1997, 7,009,250 shares of Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         PORTIONS OF THE REGISTRANT'S 1996 ANNUAL REPORT TO STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART II.

         PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR ITS 1997 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART III.
================================================================================

                           HOME BANCORP OF ELGIN, INC.
                           ANNUAL REPORT ON FORM 10-K
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1996

                                TABLE OF CONTENTS


                                     PART I
ITEM 1.   BUSINESS...........................................................  1
ITEM 2.   PROPERTIES......................................................... 33
ITEM 3.   LEGAL PROCEEDINGS.................................................. 33
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 33

                                     PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS.................................... 34
ITEM 6.   SELECTED FINANCIAL DATA............................................ 34
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................... 34
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................ 34
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE........................................... 34

                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................. 35
ITEM 11.  EXECUTIVE COMPENSATION............................................. 35
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.............................................. 35
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 35

                                     PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K........................................................ 35



                                      (i)

                                     PART I


ITEM 1.       BUSINESS

                                    BUSINESS

GENERAL


         On September 26, 1996, Home Federal Savings and Loan Association of Elgin ("Home Federal" or the "Association") completed its conversion from mutual to stock form and became a wholly-owned subsidiary of Home Bancorp of Elgin, Inc. ("Home Bancorp" or the "Company"). On such date, the Company sold 7,009,250 shares of its common stock, par value $0.01 per share (the "Common Stock"), to the public, at a per share price of $10.00. The conversion of the Association from mutual to stock form, the formation of the Company as the holding company for the Association and the issuance and sale of the Common Stock are herein referred to collectively as the "Conversion." The Conversion raised $62.4 million in net proceeds, of which 50% was retained by the Company and 50% was used by the Company to purchase all of the outstanding capital stock of the Association. The Company used $5.6 million of retained net proceeds to fund a loan to its Employee Stock Ownership Plan ("ESOP") to purchase 8% of the Common Stock issued in the Conversion.

         The Company's principal business activity consists of the ownership of the Association. The Company also invests in short-term investment grade marketable securities and other liquid investments. The Company has no significant liabilities (other than those of the Association). The Company neither owns nor leases any property but instead uses the premises and equipment of the Association. At the present time, the Company does not employ any persons other than certain officers of the Association who do not receive any extra compensation as officers of the Company. The Company utilizes the support staff of the Association from time to time, as needed. Additional employees may be hired as deemed appropriate by the management of the Company. Unless otherwise disclosed, the information presented in this Annual Report on Form 10-K represents the activity of the Association for the period prior to September 26, 1996 and the activity of Home Bancorp and subsidiary consolidated thereafter.

         The Association's principal business consists of attracting deposits from the public and investing those deposits, along with funds generated from operations, primarily in loans secured by mortgages on one- to four-family residences. The Association's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as savings deposits. The Association also generates non-interest income such as service charges and other fees. The Association's non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, net costs of real estate owned, data processing fees and other operating expenses. The Association's results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies and actions of regulatory agencies. The Association exceeded all of its regulatory capital requirements at December 31, 1996.

MARKET AREA

         The Association has been, and intends to continue to be, a community-oriented savings institution offering a variety of financial services to meet the needs of the communities which it serves. The Association's market area is composed of the areas surrounding its branch offices, while its lending area is larger and includes portions of Cook, Kane, Lake, McHenry, DuPage and DeKalb counties in Illinois. In addition to its administrative home office and check processing center in Elgin, Illinois, the Association operates four other branch offices. The branch offices are located in Crystal Lake, Roselle, Bartlett and South Elgin, Illinois.

         The Association's market area is largely suburban in nature and is located primarily in the Northwestern suburbs of Chicago. Management considers the area's economy to be strong, and a major reason for such strength is a well balanced economic base that is not dominated by a single industrial sector. The introduction of riverboat gambling on the Fox River in Elgin has also contributed to an increase in economic activity and growth in and around Elgin.

         Management believes that the Association's success as a home lender has been due, in part, to the favorable income, population and housing demographics in Elgin and in the Association's market area. At the same time, the growth of the market area and delineated lending area and their proximity to Chicago has resulted in a highly competitive environment among the many financial institutions competing for deposits and loans.

COMPETITION

         The Association faces substantial competition for both the savings deposits it accepts and the loans it makes. The Association's market area has a high density of financial institutions, including branch offices of major commercial banks, all of which compete with the Association to varying degrees. The Association also encounters significant competition for savings deposits from commercial banks, savings banks and savings and loan associations located in its market area, as well as competition for savings deposits from non-bank institutions such as brokerage firms, insurance companies, money market mutual funds, other mutual funds (such as corporate and government securities funds) and annuities. The Association offers a more limited product line than many of its competitors, with an emphasis on product delivery and customer service instead. The Association competes for savings deposits by offering a variety of customer services and savings deposit accounts at generally competitive interest rates. The Association and its competitors are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, real estate market values, government policies and actions of regulatory authorities.

         The Association's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage bankers, brokers and other institutional lenders. The Association competes for loans primarily by emphasizing the quality of its loan services and by charging loan fees and interest rates that are generally competitive within its delineated lending area. Changes in the demand for loans relative to the availability of credit may affect the level of competition from financial institutions that may be more willing than the Association or its competitors to make credit available but which have not generally engaged in lending activities in the Association's delineated lending area in the past. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

         Management considers the Association's reputation for customer service as its major competitive advantage in attracting and retaining customers in its market area and its delineated lending area. The Association also believes that it benefits from its community orientation, as well as its established deposit base and level of core deposits.

LENDING ACTIVITIES

         LOAN PORTFOLIO COMPOSITION. The Association's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At December 31, 1996, the Association had gross loans receivable outstanding of $264.6 million of which $259.8 million, or 98.17%, were one- to four-family, residential mortgage loans. The remainder consisted of $2.6 million of multifamily mortgage loans, or 0.99% of gross loans; $815,000 of commercial real estate mortgage loans, or 0.31% of gross loans; $750,000 of construction and land loans, or 0.28% of gross loans; and $661,000 of other loans, or 0.25% of gross loans.

         The loans that the Association may originate are subject to federal and state laws and regulations. Interest rates charged by the Association on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the Board of Governors of the Federal Reserve System (the "FRB"), and legislative tax policies.

         The following table sets forth the composition of the Association's mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.


                                                          AT DECEMBER 31,
                              ----------------------------------------------------------------------
                                       1996                    1995                    1994
                              ----------------------    --------------------    --------------------
                                             PERCENT                 PERCENT                 PERCENT
                                AMOUNT      OF TOTAL    AMOUNT      OF TOTAL    AMOUNT      OF TOTAL
                              --------      --------    ------      --------    ------      --------
                                                       (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
  One- to four-family ....... $259,785        98.17%  $265,115        98.09%  $267,727        97.63%
  Multifamily ...............    2,628         0.99      3,106         1.15      4,118         1.50
  Construction and land .....      750         0.28        456         0.17        859         0.31
  Commercial ................      815         0.31        891         0.33        862         0.31
                              --------      -------   --------      -------   --------      -------
     Total mortgage loans ...  263,978        99.75    269,568        99.74    273,566        99.75
                              --------      -------   --------      -------   --------      -------

OTHER LOANS:
  Passbook savings (secured
    by savings and time
    deposits) ...............      573         0.23        627         0.23        576         0.21
  Consumer installment loans.       88         0.03         92         0.03        100         0.04
  Home improvement loans ....       --           --         --           --         --           --
                              --------      -------   --------      -------   --------      -------
     Total other loans ......      661         0.25        719         0.26        676         0.25
                              --------      -------   --------      -------   --------      -------

        Gross loans ......... $264,639       100.00%  $270,287       100.00%  $274,242       100.00%
                              ========      =======   ========      =======   ========      =======

LESS:
  Loans in process........... $    872                $    418                $    150
  Deferred loan fees.........    1,516                   1,890                   2,403
  Allowance for loan losses..      945                     826                     649
                              --------                --------                --------
        Loans, net.........   $261,306                $267,153                $271,040
                              ========                ========                ========



                                             AT DECEMBER 31,
                              ----------------------------------------------
                                       1993                    1992
                              ----------------------    --------------------
                                             PERCENT                 PERCENT
                                AMOUNT      OF TOTAL    AMOUNT      OF TOTAL
                              --------      --------    ------      --------
                                         (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
  One- to four-family ....... $298,117        97.54%  $284,549        96.92%
  Multifamily ...............    4,587         1.50      5,165         1.76
  Construction and land .....    1,130         0.37      1,371         0.47
  Commercial ................    1,039         0.34      1,568         0.53
                              --------      -------   --------      -------
     Total mortgage loans ...  304,873        99.75    292,653        99.68
                              --------      -------   --------      -------

OTHER LOANS:
  Passbook savings (secured
    by savings and time
    deposits) ...............      631         0.21        798         0.27
  Consumer installment loans.      120         0.04        134         0.04
  Home improvement loans ....       --           --         17         0.01
                              --------      -------   --------      -------
     Total other loans ......      751         0.25        949         0.32
                              --------      -------   --------      -------

        Gross loans ......... $305,624       100.00%  $293,602       100.00%
                              ========      =======   ========      =======

LESS:
  Loans in process........... $    505                $    876
  Deferred loan fees.........    3,034                   2,992
  Allowance for loan losses..      409                     548
                              --------                --------
        Loans, net.........   $301,676                $289,186
                              ========                ========

         LOAN MATURITY AND REPRICING. The following table shows the maturity or period to repricing of the Association's loan portfolio at December 31, 1996. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on the Association's loan portfolio totaled $41.7 million for the year ended December 31, 1996.

                                                                     AT DECEMBER 31, 1996
                                           -----------------------------------------------------------------------
                                                            MORTGAGE LOANS
                                           ----------------------------------------------
                                            ONE- TO
                                             FOUR-      MULTI-   CONSTRUCTION                 OTHER          TOTAL
                                           FAMILY(1)   FAMILY(1)   AND LAND    COMMERCIAL     LOANS          LOANS
                                           ---------   --------- ------------  ----------     -----          -----
                                                                        (IN THOUSANDS)
AMOUNT DUE:
   One year or less .....................  $ 10,810     $  454     $    205     $     --     $    558     $ 12,027
                                           --------     ------     --------     --------     --------     --------
AFTER ONE YEAR:
   One to three years ...................    45,021        835           10          288           98       46,252
   More than three years to five years ..    18,491        383          518           29            5       19,426
   More than five years to ten years ....    24,727        257           17           58           --       25,059
   More than ten years to twenty years ..    84,693        699           --          440           --       85,832
   Over twenty years ....................    76,043         --           --           --           --       76,043
                                           --------     ------     --------     --------     --------     --------

TOTAL DUE OR REPRICING AFTER ONE YEAR ...   248,975      2,174          545          815          103      252,612
                                           --------     ------     --------     --------     --------     --------

TOTAL AMOUNTS DUE OR REPRICING, GROSS ...  $259,785     $2,628     $    750     $    815     $    661     $264,639
                                           ========     ======     ========     ========     ========     ========




         The following table sets forth the dollar amounts in each loan category at December 31, 1996 that are due after December 31, 1997, and whether such loans have fixed or adjustable interest rates.

                                        DUE AFTER DECEMBER 31, 1997
                                   -------------------------------------
                                     FIXED      ADJUSTABLE       TOTAL
                                   ---------    ----------     ---------
                                              (IN THOUSANDS)
MORTGAGE LOANS:
  One- to four-family (1)........  $ 194,968     $  54,007     $ 248,975
  Multifamily (1)................      1,539           635         2,174
  Construction and land..........        545            --           545
  Commercial.....................        577           238           815
OTHER LOANS......................        103            --           103
                                   ---------     ---------     ---------
     TOTAL LOANS.................  $ 197,732     $  54,880     $ 252,612
                                   =========     =========     =========

--------------------

(1) FHA/VA loans are included in one- to four-family and multifamily loans.

         ORIGINATIONS, PURCHASES, SALE AND SERVICING OF LOANS. Loan originations are developed from continuing business with depositors and borrowers, referrals from real estate agents, builders, and walk-in customers. Loans are originated by the Association's staff of salaried employees. While the Association originates both fixed-rate and adjustable-rate loans, its ability to originate loans is dependent upon demand for loans in its delineated lending area. Demand is affected by the local economy and interest rate environment. The Association retains all newly originated fixed-rate and adjustable-rate mortgage loans in its portfolio. The Association does not generally sell mortgage loans nor has it purchased mortgage loans. The Association sold two loans in 1995 in the amount of $169,000 on a servicing-released basis to a community housing group.

         During the year ended December 31, 1996, the Association originated $36.3 million of loans, compared to $34.0 million and $21.3 million in 1995 and 1994, respectively. Loan repayments exceeded loan originations during this three year period as a result of a generally rising interest rate environment since mid-

1994, competitive market conditions and management's decision not to offer loan products at rates below market.

         In periods of economic uncertainty, the Association's ability to originate a large dollar volume of mortgage loans with acceptable underwriting characteristics may be substantially reduced or restricted with a resultant decrease in operating earnings. While the Association generally does not sell loans, and presently has no intention to do so, it may consider selling loans in the future depending on market conditions and the asset/liability management position of the Association. The Association does not service loans for others and has no current plans to begin such servicing.

         The following table sets forth the Association's loan originations, loan sales and principal repayments by loan type for the periods indicated.

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------------
                                                               1996                  1995                  1994
                                                           -----------           -----------           -----------
                                                                                (IN THOUSANDS)
LOANS (GROSS):
     At beginning of period..........................      $   270,287           $   274,242           $   305,624
MORTGAGE LOANS ORIGINATED:
     One- to four-family.............................           35,177                33,157                19,875
     Multifamily.....................................               --                    --                   227
     Construction and land ..........................              623                    76                   266
     Commercial .....................................               --                   119                   225
                                                           -----------           -----------           -----------
          TOTAL MORTGAGE LOANS ORIGINATED............           35,800                33,352                20,593
OTHER LOANS ORIGINATED...............................              478                   614                   755
                                                           -----------           -----------           -----------
          TOTAL LOANS ORIGINATED.....................           36,278                33,966                21,348
                                                           -----------           -----------           -----------
     Principal repayments............................           41,705                37,558                52,458
     Loans sold......................................               --                   169                    --
     Loans transferred to real estate owned and
       in judgment...................................              221                   194                   272
                                                           -----------           -----------           -----------
LOANS (GROSS) AT END OF PERIOD.......................      $   264,639           $   270,287           $   274,242
                                                           ===========           ===========           ===========


    ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The Association's residential first mortgage loans consist of loans to purchase or refinance one- to four-family, owner-occupied residences and, to a lesser extent, secondary residences in the Association's lending area. At December 31, 1996, $259.8 million, or 98.2%, of the Association's gross loans consisted of one- to four-family residential first mortgage loans. Approximately 75% of the one- to four-family residential first mortgage loans provided for fixed rates of interest. The Association's one- to four-family loans typically provide for repayment of principal over a fixed period not to exceed 30 years. The Association competitively prices one- to four-family residential mortgage loans. At December 31, 1996, the Association had residential construction loans (included in one- to four-family residential mortgage loans) with an aggregate principal balance of $1.1 million outstanding to borrowers intending to live in the properties upon completion of construction, at which time such loans convert into permanent mortgage loans.

    The Association currently offers adjustable-rate mortgage loan programs with interest rates that adjust either every three or five years. An adjustable-rate mortgage loan may carry an initial interest rate that is less than the fully-indexed rate for the loan. All adjustable-rate mortgage loans offered by the Association have lifetime interest rate caps. Generally, adjustable-rate mortgage loans pose credit risks somewhat greater than the credit risk inherent in fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrowers rise, increasing the potential for default. It is the Association's policy to underwrite its adjustable-rate mortgage loans based on the initial interest rate due to the relatively long period of time prior to the first adjustment.

    In underwriting one- to four-family residential first mortgage loans, the Association evaluates both the borrower's credit history and ability to make monthly payments, as well as the value of the property securing the loan. The Association's one- to four-family mortgage loans do not contain prepayment penalties and do not permit negative amortization of principal. Real estate loans originated by the Association generally contain a "due on sale" clause allowing the Association to declare the unpaid principal balance due and payable upon the sale of the property securing the loan. The Association may waive the due on sale clause on loans held in its portfolio for assumption and real estate sale contracts when it is in the Association's best interest.

    The Association adheres to its Board-approved underwriting guidelines for loan originations, which, though prudent in approach to credit risk and evaluation of collateral, allow management flexibility with respect to documentation of certain matters and certain credit requirements. Although such underwriting guidelines are less rigid than comparable Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") underwriting guidelines, the Association underwrites the substantial majority of residential mortgage loans in accordance with FNMA's guidelines.

    The Association does not currently originate residential mortgage loans if the ratio of the loan amount to the value of the property securing the loan (I.E., the "loan-to-value" ratio) exceeds 97%. If the loan-to-value ratio is 90% or greater, the Association requires that borrowers obtain private mortgage insurance in amounts intended to reduce the Association's exposure to 80% or less of the lower of the appraised value or the purchase price of the underlying real estate.

    MULTIFAMILY MORTGAGE LENDING. The Association originates multifamily mortgage loans generally secured by five- to ten-unit apartment buildings located in the Association's delineated lending area. In reaching its decision on whether to make a multifamily loan, the Association considers the qualifications of the borrower (including the financial resources and income level of the borrower, the borrowers's experience in owning or managing similar properties and the Association's lending experience with the borrower) as well as the underlying property. Some of the factors considered with respect to the underlying property include: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of the property's net cash flow to debt service requirements); and the ratio of the loan amount to appraised value. Pursuant to the Association's underwriting policies, a multifamily mortgage loan may only be made in an amount up to 75% of the appraised value of the underlying property. The Association's multifamily mortgage loans are generally fixed-rate loans and may be made with terms up to 15 years. Adjustable-rate loans are offered with 3 or 5 year adjustments and 25 year terms. At December 31, 1996, the principal balance of the Association's multifamily mortgage loan portfolio was approximately $2.6 million, or 0.99% of total gross loans outstanding. The Association's largest multifamily mortgage loan at December 31, 1996 had an outstanding balance of $325,000 and is secured by a 5-unit apartment building and an adjacent 6-unit apartment building.

    Mortgage loans secured by apartment buildings and other multifamily residential properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payment on loans secured by multifamily properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Association seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt service ratio.

    COMMERCIAL REAL ESTATE LENDING. The Association occasionally originates mortgage loans secured by commercial real estate properties located in its delineated lending area. The Association's commercial real estate portfolio consists of loans secured by a variety of non-residential properties, including six mortgage loans secured by buildings owned by local churches and six loans secured by small office buildings. At December 31, 1996, the Association had 11 commercial real estate loans with an aggregate outstanding balance of $815,000, representing 0.31% of the Association's gross loan portfolio. At that date, all of such loans were current and performing in accordance with their terms. At December 31, 1996, the Association's largest commercial real estate loan, the borrower of which was a church, had an outstanding balance of $217,000.

    Appraisals on properties securing commercial real estate loans originated by the Association are performed by an independent appraiser approved by the Board of Directors at the time the loan is made. In addition, the Association's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. The Association also requires title and hazard insurance for at least the principal amount of the mortgage loan with a loss payable clause to the Association.

    Mortgage loans secured by commercial real estate properties, like multifamily mortgage loans, generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is attributable to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily residential and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 1996, the Association had no non-residential loans that were 30 days or more delinquent.

    CONSTRUCTION AND LAND LENDING. As a result of the relatively high level of construction activity in the Association's delineated lending area, the Association makes construction loans to individuals for the construction of their primary residences and to builders for residential construction.

    Loans to individuals to finance the construction of their residences typically have a term of up to 30 years. The borrower pays only interest during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans, with the loan converting to a permanent mortgage loan upon completion and final payout. At December 31, 1996, the Association had residential construction loans (included in one- to four-family residential mortgage loans) with an aggregate principal balance of $1.1 million outstanding to borrowers intending to live in the properties upon completion of construction, at which time such loans convert into permanent mortgage loans.

    The Association has in the past originated construction loans to builders for the construction of pre-sold one- to four-family residences in the Association's delineated lending area. Such loans generally carry terms of up to 18 months and generally do not permit the payment of interest from loan proceeds. At December 31, 1996, the Association had no construction loans outstanding to builders. While the Association anticipates that it will engage in this type of lending from time to time in the future, the Association currently expects that its total volume at any one time will be limited.

    Construction loans are generally originated in amounts of up to a maximum loan-to-value ratio of 80% of the appraised value of the property. Prior to making a commitment to fund a construction loan, the Association requires an independent appraisal of the property. The Association obtains personal guarantees for all of its construction loans. Personal financial statements of guarantors are also generally obtained as part of the Association's loan underwriting. All of the Association's construction loans have been secured by properties located in its delineated lending area.

    The Association also originates land loans for individual building sites. These loans are generally to individuals for eventual use as their primary residence, and such mortgage loans are generally underwritten pursuant to the same guidelines used for permanent residential loans. Terms of land loans offered by the Association generally require a loan-to-value ratio of no more than 80% of the appraised value of the property and are 5-year balloon loans with higher interest rates than the comparable one- to four-family residential mortgage loans. At December 31, 1996, the Association had 25 land mortgage loans with an aggregate outstanding balance of $750,000 or 0.28% of the Association's gross loan portfolio.

    Construction lending generally affords the Association an opportunity to receive interest at rates higher than those obtainable from permanent residential lending and to receive higher origination and other loan fees. Nevertheless, construction lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. The Association's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Association may be confronted, at or prior to the maturity of the loan, with a project having an insufficient value to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt.

    CONSUMER LENDING. The Association also offers consumer loans secured by savings deposit accounts. At December 31, 1996, such loans totalled $573,000 representing 0.23% of the Association's gross loan portfolio. The Association also offers unsecured overdraft protection loans to its qualifying customers. At December 31, 1996, the total outstanding principal balance of such unsecured loans was $88,000, representing 0.03% of the Association's gross loan portfolio.

    LOAN APPROVAL PROCEDURES AND AUTHORITY. The Board of Directors establishes the lending policies of the Association and reviews properties offered as security. For all loans originated by the Association, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, certain other information is verified by an independent credit agency, and, if necessary, additional financial information is required to be submitted by the borrower. An appraisal of any real estate intended to secure the proposed loan is required. Appraisals currently are performed by an independent appraiser designated and approved by the Association. The Board of Directors annually approves the independent appraisers used by the Association and approves the Association's appraisal policy. It is the Association's policy to obtain for all real estate loans title and hazard insurance naming the Association as an insured party in an amount not less than the amount of the loan.

    Upon the approval of an application for a real estate mortgage loan by two senior officers, the loan may be closed and the proceeds disbursed, provided that the following requirements are satisfied: (i) loans with a principal balance of up to $250,000 must be reviewed by the loan committee, which must report the results of its review to the Board of Directors; (ii) loans with a principal balance in excess of $250,000 but less than $400,000 must be approved by three senior officers at the level of vice-president or higher, with ratification by the Board of Directors at its next scheduled meeting; and (iii) loans with a principal balance equal to or greater than $400,000 are reviewed and approved by the full Board of Directors. Second mortgage loans are made by the Association only if the first mortgage on the subject property is also held by the Association. The total amount of the first and second mortgages on the property may not exceed 80% of the property's appraised value, unless otherwise approved by two senior officers of the Association. Applications for passbook and consumer loans are approved at the level of branch or savings supervisor. The foregoing lending limits are reviewed annually and revised, as needed, by the Board of Directors.

DELINQUENCIES AND NON-PERFORMING ASSETS

    DELINQUENCY PROCEDURES. When a borrower fails to make a required payment on a loan, the Association attempts to cause the delinquency to be cured by implementing collection procedures. With respect to residential mortgage loans originated by the Association, late notices are mailed to borrowers who are more than eight days late in their monthly payments. A five percent (5%) late charge of the monthly principal and interest payment is assessed for loans that are past due more than 15 days. If payments remain uncollected, additional written and verbal contacts are made on a continuing basis with the borrower between 18 and 90 days after the due date.

    All loans 90 or more days delinquent are submitted to the Board of Directors for its review. The Board of Directors determines the appropriate course of action for those loans where collection efforts are unsuccessful. Its options include modification of the loan, forbearance, deeds in lieu of foreclosure or foreclosure.

    The following tables set forth delinquencies in the Association's loan portfolio by type of loan at the dates indicated.


                                           AT DECEMBER 31, 1996                              AT DECEMBER 31, 1995
                             ------------------------------------------------- -------------------------------------------------
                                    60-89 DAYS             90 DAYS OR MORE            60-89 DAYS             90 DAYS OR MORE
                             ------------------------ ------------------------ ------------------------  -----------------------
                               NUMBER      PRINCIPAL    NUMBER      PRINCIPAL    NUMBER      PRINCIPAL     NUMBER     PRINCIPAL
                              OF LOANS      BALANCE    OF LOANS      BALANCE    OF LOANS      BALANCE     OF LOANS     BALANCE
                             ----------- ------------ ----------- ------------ -----------  -----------  ----------  -----------
                                                                   (DOLLARS IN THOUSANDS)

One- to four-family........        20      $  869           14      $  937           24       $1,093           16      $  915
Multifamily................        --          --           --          --           --           --           --          --
Construction and land......        --          --           --          --            2           48           --          --
Commercial.................        --          --           --          --           --           --           --          --
Other......................        --          --           --          --           --           --            1           1
                                -----       -----        -----       -----        -----        -----        -----       -----
    Total..................        20      $  869           14      $  937           26       $1,141           17      $  916
                                =====      ======        =====      ======        =====       ======        =====      ======

Delinquent loans to
 total loans (1)...........                  0.33%                    0.36%                     0.42%                    0.34%
                                            =====                    =====                     =====                    =====


                                           AT DECEMBER 31, 1994
                             ------------------------------------------------
                                    60-89 DAYS             90 DAYS OR MORE
                             ------------------------  ----------------------
                               NUMBER      PRINCIPAL     NUMBER     PRINCIPAL
                              OF LOANS      BALANCE     OF LOANS     BALANCE
                             -----------  -----------  ----------  ----------
                                          (DOLLARS IN THOUSANDS)

One- to four-family........        10       $  516           18      $  974
Multifamily................        --           --           --          --
Construction and land......         2           53            1          12
Commercial.................        --           --           --          --
Other......................        --           --           --          --
                                -----        -----        -----       -----
    Total..................        12       $  569           19      $  986
                                =====       ======        =====      ======

Delinquent loans to
 total loans (1)...........                   0.21%                    0.36%
                                             =====                    =====


                                                          AT DECEMBER 31, 1993
                               ---------------------------------------------------------------------------
                                           60-89 DAYS                            90 DAYS OR MORE
                               -----------------------------------    ------------------------------------
                                   NUMBER             PRINCIPAL           NUMBER             PRINCIPAL
                                  OF LOANS             BALANCE           OF LOANS             BALANCE
                               ---------------    ----------------    ---------------    -----------------
                                                         (DOLLARS IN THOUSANDS)

One- to four-family.........         33             $1,412                  26             $1,642
Multifamily.................          1                 92                  --                 --
Construction and land.......          1                 40                  --                 --
Commercial..................         --                 --                  --                 --
Other.......................         --                 --                  --                 --
                                  -----              -----               -----              -----
    Total...................         35             $1,544                  26             $1,642
                                  =====             ======               =====             ======

Delinquent loans to
 total loans (1)............                          0.51%                                  0.54%
                                                     =====                                  =====





                                                       AT DECEMBER 31, 1992
                               ------------------------------------------------------------------
                                           60-89 DAYS                        90 DAYS OR MORE
                               -----------------------------------    ---------------------------
                                   NUMBER             PRINCIPAL          NUMBER         PRINCIPAL
                                  OF LOANS             BALANCE          OF LOANS         BALANCE
                               ---------------    ----------------    ------------    -----------
                                                       (DOLLARS IN THOUSANDS)

One- to four-family.........         44             $2,334                  45          $2,354
Multifamily.................         --                 --                  --              --
Construction and land.......         --                 --                  --              --
Commercial..................         --                 --                  --              --
Other.......................         --                 --                   3               2
                                  -----              -----               -----           -----
    Total...................         44             $2,334                  48          $2,356
                                  =====             ======               =====          ======

Delinquent loans to
 total loans (1)............                          0.81%                               0.81%
                                                     =====                               =====


----------

(1) Total loans represent gross loans less deferred loan fees and loans in process.

         REAL ESTATE OWNED. Property acquired by the Association as a result of foreclosure or deed in lieu of foreclosure is classified as real estate owned ("REO"). When property is acquired, it is recorded at the lower of cost or estimated fair value, less the estimated cost of disposition. After acquisition, all costs incurred in maintaining the property are expenses. Costs relating to the development and improvement of the property, however, are capitalized to the extent of net realizable value. The Association obtains an independent appraisal on an REO property as soon as practicable after it takes possession of the property. REO increased $54,000 from $496,000 at December 31, 1995 to $550,000 at December 31, 1996. The $54,000 net increase was the result of two new REO properties, which was partially offset by the disposition of three properties, which dispositions resulted in a net gain to the Association of $21,000.

         NON-PERFORMING ASSETS. Loans 90 days or more delinquent are reviewed by the Association's Asset Classification Committee quarterly, and any loan whose collectibility is doubtful is placed on non-accrual status. The Asset Classification Committee provides the Association's Board of Directors with a quarterly assessment of asset quality. It is the Association's policy to place loans on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income, depending on the assessment of the ultimate collectibility of the loan. During the years 1996, 1995 and 1994, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totalled $68,000, $36,000 and $59,000, respectively. These amounts were not included in interest income for the respective periods. For all periods presented, the Association had no troubled-debt restructurings (which involve forgiving a portion of interest or principal on loans or making loans at a rate materially less than that of market rates). Other loans which may be potential problems are designated by management as special mention, and such loans totaled $434,000 at December 31, 1996. See "--Classified Assets."

         The following table sets forth information regarding the Association's non-performing assets at the dates indicated.

                                                                  AT DECEMBER 31,
                                              ------------------------------------------------------
                                               1996        1995        1994        1993        1992
                                              ------      ------      ------      ------      ------
                                                               (DOLLARS IN THOUSANDS)
Non-accrual loans:
  One- to four-family ...................     $  937      $  915      $  974      $1,642      $2,354
  Multifamily ...........................         --          --          --          --          --
  Construction and land .................         --          --          12          --          --
  Commercial ............................         --          --          --          --          --
  Other loans ...........................         --           1          --          --           2
                                              ------      ------      ------      ------      ------
    Total non-performing loans ..........        937         916         986       1,642       2,356
                                              ------      ------      ------      ------      ------

Total real estate owned and in judgment .        550         496         514         433         629
                                              ------      ------      ------      ------      ------

Total non-performing assets .............     $1,487      $1,412      $1,500      $2,075      $2,985
                                              ======      ======      ======      ======      ======

Total non-performing loans to
  total loans(1) ........................       0.36%       0.34%       0.36%       0.54%       0.81%
Total non-performing assets to
  total assets ..........................       0.42%       0.46%       0.49%       0.62%       0.86%

----------

(1) Total loans represent gross loans less deferred loan fees and loans in process.

         CLASSIFIED ASSETS. Federal regulations and the Association's Classification of Assets Policy require that the Association utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Association has incorporated the Office of Thrift Supervision ("OTS") internal asset classifications as a part of its credit monitoring system. The Association currently classifies problem and potential problem assets as "special mention," "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Association to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses or unwarranted financial risk that, if uncorrected, could weaken the asset and increase risk in the future are required to be designated "special mention."

         When a savings association classifies one or more assets, or portions thereof, as substandard or doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. The general valuation allowance, which is a regulatory term, represents a loss allowance which has been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. When a savings association classifies one or more assets, or portions thereof, as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

         The Association's Mortgage Servicing Manager reviews the Association's loans on a monthly basis and provides delinquency reports to the Board of Directors. The Association's Asset Classification Committee meets on a quarterly basis and classifies assets in accordance with the management guidelines described herein.

         The following table sets forth at December 31, 1996, the Association's carrying value of assets classified as "substandard," "doubtful" or "loss" or designated as "special mention:"

                                   SPECIAL MENTION           SUBSTANDARD               DOUBTFUL                  LOSS
                                 -------------------      ------------------      ------------------      -------------------
                                 NUMBER       AMOUNT      NUMBER      AMOUNT      NUMBER      AMOUNT      NUMBER       AMOUNT
                                 ------       ------      ------      ------      ------      ------      ------       ------
                                                                    (DOLLARS IN THOUSANDS)
Mortgage loans:
   One- to four-family........        4      $   434          14     $   937          --     $    --          --      $    --
                                -------      -------    --------     -------     -------     -------    --------      -------
Total mortgage loans..........        4          434          14         937          --          --          --           --
                                -------      -------    --------     -------     -------     -------    --------      -------
Real estate owned and in
 judgement:
   One- to four-family........       --           --           4         511          --          --          --           --
   Multifamily................       --           --          --          --          --          --          --           --
   Construction and land......       --           --           1          39          --          --          --           --
   Commercial.................       --           --          --          --          --          --          --           --
                                -------      -------     -------     -------     -------     -------     -------      -------
Total real estate owned
  and in judgment.............       --           --           5         550          --          --          --           --
                                -------      -------     -------     -------     -------     -------     -------      -------
Total.........................        4      $   434          19     $ 1,487          --     $    --          --      $    --
                                =======      =======     =======     =======     =======     =======     =======      =======



         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The Asset Classification Committee reviews and approves the allowance for loan loss on a quarterly basis. The allowance is based upon a number of factors, including current regional and national economic conditions, actual loss experience and industry trends. In addition, the OTS, as an integral part of its examination process, periodically reviews the Association's allowance for loan losses. The OTS may require the Association to make additional general or specific loan loss allowances based upon judgments different from those of management. At December 31, 1996, the Association's allowance for loan losses was 0.36% of total loans as compared to 0.31% as of December 31, 1995. The Association had non-accrual loans of $937,000 and $916,000 at December 31, 1996 and December 31, 1995, respectively, representing 0.36% and 0.34% of total loans at such respective dates. The Association will continue to monitor and modify its allowance for loan losses as conditions dictate.

         The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Association believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Association's loan portfolio, will not request the Association to materially increase its allowance for loan losses, thereby negatively affecting the Association's financial condition and earnings at that time. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any loses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

         The following table sets forth activity in the Association's allowance for loan losses and other ratios at or for the dates indicated.

                                                                  AT OR FOR THE YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------
                                                  1996           1995            1994           1993             1992
                                                --------       --------        --------       --------         --------
                                                                         (DOLLARS IN THOUSANDS)
Total loans outstanding at end of period(1)...  $262,251       $267,979        $271,689       $302,085         $289,734
                                                --------       --------        --------       --------         --------

Balance at beginning of year..................       826            649             409            548              355
Provision for loan losses.....................       120            180             240            240              256
Charge-offs:
  One- to four-family.........................        --             --              --             --               --
  Multifamily.................................        --             --              --           (141)              --
  Construction and land.......................        --             --              --             --               --
  Commercial..................................        --             --              --             --               --
  Other.......................................        (1)            (3)             --             --               --
                                                --------       --------        --------       --------         --------
     Total charge-offs........................        (1)            (3)             --           (141)              --
                                                --------       --------        --------       --------         --------
Allocation to reserve for uncollected
  interest....................................        --             --              --           (238)             (63)
                                                --------       --------        --------       --------         --------

Balance at end of year........................  $    945       $    826        $    649       $    409         $    548
                                                ========       ========        ========       ========         ========

Net charge-offs during the period to average
 loans outstanding during the period..........        --%            --%             --%          0.05%              --%
Allowance for loan losses to total loans at
 end of period................................      0.36           0.31            0.24           0.14             0.19
Allowance for loan losses to total
 non-performing loans at end of period........    100.85          90.17           65.82          24.91            23.26

----------

(1) Total loans represent gross loans less deferred loan fees and loans in process.

         The following table sets forth the Association's allowance for loan losses allocated by loan category and the percent of loans in each category to gross loans at the dates indicated.


                                                                    AT DECEMBER 31,
                              -----------------------------------------------------------------------------------------
                                         1996                             1995                            1994
                              ------------------------         -------------------------        -----------------------
                                           PERCENT OF                        PERCENT OF                     PERCENT OF
                                            LOANS IN                          LOANS IN                       LOANS IN
                                              EACH                              EACH                           EACH
                              ALLOWANCE    CATEGORY TO         ALLOWANCE     CATEGORY TO        ALLOWANCE   CATEGORY TO
                               AMOUNT      GROSS LOANS          AMOUNT       GROSS LOANS         AMOUNT     GROSS LOANS
                              ---------    -----------         ---------     -----------        ---------   -----------
                                                                (DOLLARS IN THOUSANDS)
Mortgage loans:
  One- to four-family ....      $ 890         98.17%             $ 779         98.09%             $ 602        97.63%
  Multifamily ............         25          0.99                 25          1.15                 25         1.50
  Construction and land...         14          0.28                  7          0.17                 11         0.31
  Commercial..............         16          0.31                 15          0.33                 11         0.31
Other.....................         --          0.25                 --          0.26                 --         0.25
                                -----        ------              -----        ------              -----       ------
     Total................      $ 945        100.00%             $ 826        100.00%             $ 649       100.00%
                                =====        ======              =====        ======              =====       ======



                                                                          AT DECEMBER 31,
                                     -----------------------------------------------------------------------------------
                                                        1993                                          1992
                                     ------------------------------------------   --------------------------------------
                                                               PERCENT OF                                    PERCENT OF
                                                                LOANS IN                                      LOANS IN
                                                                  EACH                                          EACH
                                         ALLOWANCE             CATEGORY TO             ALLOWANCE             CATEGORY TO
                                          AMOUNT               GROSS LOANS              AMOUNT               GROSS LOANS
                                     -----------------   ----------------------   ------------------   -----------------




                                                                      (DOLLARS IN THOUSANDS)
Mortgage loans:
  One- to four-family ............        $ 378                  97.54%                $ 384                96.92%
  Multifamily ....................           16                   1.50                   150                 1.76
  Construction and land...........            8                   0.37                     7                 0.47
  Commercial......................            7                   0.34                     7                 0.53
Other.............................           --                   0.25                    --                 0.32
                                          -----                  -----                 -----                -----
     Total........................        $ 409                  100.00%               $ 548                100.00%
                                          =====                  ======                =====                ======


INVESTMENT ACTIVITIES

         INVESTMENT POLICY. The investment policy of the Company, which is established by the Board of Directors, is based upon its asset/liability management goals and emphasizes high credit quality and diversified investments while seeking to optimize net interest income within acceptable limits of safety and liquidity. The Company's investment goal has been to invest available funds in short-term, highly liquid instruments that have fixed rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Management Strategy," "--Management of Interest Rate Risk" and "--Liquidity and Capital Resources" in Part II, Item 7 of this Report. The policy is designed to provide and maintain liquidity to meet day-to-day, cyclical and long-term changes in the Company's asset/liability structure.

         The investment policy permits it to invest in U.S. government obligations; certain securities of various government-sponsored agencies, including mortgage-backed securities issued/guaranteed by FNMA, FHLMC and the Government National Mortgage Association ("GNMA"); certificates of deposit of insured banks and savings associations; and federal funds. The investment policy prohibits investment in derivative securities.

         MORTGAGE-BACKED AND U.S. TREASURY SECURITIES. At December 31, 1996, the carrying value of mortgage-backed securities totalled $142,000 or 0.04%, of total assets. The fair value of these mortgage-backed securities totalled $143,000 at December 31, 1996. All mortgage-backed securities in the Association's portfolio were held to maturity and carried at amortized cost.

         At December 31, 1996, all securities in the Association's mortgage-backed securities portfolio were directly insured or guaranteed by GNMA, which provides the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they have been collected. The Association's mortgage-backed securities portfolio had a weighted average rate of 6.97% at December 31, 1996.

         Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Association. In general, mortgage-backed securities issued or guaranteed by GNMA, FNMA, and FHLMC and certain AAA-rated mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans. See "Regulation --Regulation of Federal Savings Associations--Capital Requirements."

         The following table sets forth activity in the Association's mortgage-backed securities held to maturity portfolio for the periods indicated.

                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------------
                                                                        1996                1995                 1994
                                                                     ---------           ---------            ---------
                                                                                       (IN THOUSANDS)
Amortized cost at beginning of period...........................     $     187           $     243            $     296
Purchases/sales (net)...........................................            --                  --                   --
Principal repayments............................................           (45)                (56)                 (52)
Premium and discount amortization, net..........................            --                  --                   (1)
                                                                     ---------           ---------            ---------

Amortized cost at end of period.................................     $     142           $     187            $     243
                                                                     =========           =========            =========


         At December 31, 1996, the carrying value of U.S. Treasury securities totalled $53.8 million, or 15.09% of total assets. All U.S. Treasury securities in the Company's portfolio were held to maturity.

         The following table sets forth the amortized cost and fair value of the Company's mortgage-backed and investment securities held to maturity at the dates indicated.

                                                                         AT DECEMBER 31,
                                             -----------------------------------------------------------------------
                                                      1996                     1995                    1994
                                             ---------------------     ---------------------   ---------------------
                                             AMORTIZED     FAIR        AMORTIZED     FAIR      AMORTIZED     FAIR
                                               COST        VALUE         COST        VALUE       COST        VALUE
                                             ---------   ---------     ---------   ---------   ---------   ---------
                                                                         (IN THOUSANDS)
     Mortgage-backed securities
      --GNMA................................ $     142   $     143     $     187   $     193   $     243   $     233
                                             =========   =========     =========   =========   =========   =========

     Other debt securities
      --U.S. Treasury and Agency............ $  53,786   $  53,797     $   5,948   $   6,030   $   5,918   $   5,663
                                             =========   =========     =========   =========   =========   =========


         The following table sets forth certain information regarding the amortized cost, fair value and weighted average rate of the Association's mortgage-backed and investment securities held to maturity at December 31, 1996, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date, and, accordingly, no effect has been given to periodic repayments or possible prepayments.

                                                                             AT DECEMBER 31, 1996
                                                               -----------------------------------------------
                                                                                                      WEIGHTED
                                                               AMORTIZED             FAIR              AVERAGE
                                                                 COST                VALUE              RATE
                                                               ---------           ---------         ---------
                                                                            (DOLLARS IN THOUSANDS)
Mortgage-backed securities:
     Due after 1 year but within 5 years.................      $      70           $      72              7.45%
     Due after 5 years but within 10 years...............             72                  71              6.50
                                                               ---------           ---------         ---------

        Total ...........................................      $     142           $     143              6.97%
                                                               =========           =========         =========

U.S. Treasury and Agency:
     Due in 1 year or less...............................      $  53,786           $  53,797              5.41%
                                                               =========           =========         =========

Total:
     Due in 1 year or less...............................      $  53,786           $  53,797              5.41%
     Due after 1 year but within 5 years.................             70                  72              7.45
     Due after 5 years but within 10 years...............             72                  71              6.50
                                                               ---------           ---------         ---------

         Total...........................................      $  53,928           $  53,940              5.42%
                                                               =========           =========         =========


SOURCES OF FUNDS

         GENERAL. Savings deposits, loan and security repayments and prepayments and cash flows generated from operations are the primary sources of the Association's funds for use in lending, investing and for other general purposes. To a significantly lesser extent, the Association also utilizes funds borrowed from the FHLB of Chicago.

         SAVINGS DEPOSITS. The Association offers a variety of savings deposit accounts with a range of interest rates and terms. The Association's savings deposits consist of passbook accounts, NOW/Super NOW accounts, money market accounts, checking accounts and certificates of deposit. The Association offers certificates of deposit with maturities of up to 60 months. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Association's deposits are obtained predominantly from the areas in which its branch offices are located. The Association relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Association nor does the Association use brokers to obtain deposits.

         The following table presents the savings deposit activity of the Association for the periods indicated.

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------------
                                                  1996                   1995                    1994
                                              -----------            -----------             -----------
                                                                    (IN THOUSANDS)

Deposits.................................     $   886,737            $   764,098             $   876,134
Withdrawals..............................        (904,475)              (781,552)               (889,520)
                                              -----------            -----------             -----------
Withdrawals in excess of deposits........         (17,738)               (17,454)                (13,386)
Deposits of branches sold................              --                     --                 (21,822)
Interest credited........................           9,561                  9,488                   9,214
                                              -----------            -----------             -----------
  Total decrease in savings
        deposits.........................     $    (8,177)           $    (7,966)            $   (25,994)
                                              ============           ===========             ===========


         At December 31, 1996, the Association had $17.3 million in jumbo certificates of deposit (accounts in amounts over $100,000) maturing as follows.

                                                                      WEIGHTED
MATURITY PERIOD                                 AMOUNT              AVERAGE RATE
                                              ---------             ------------
                                                    (DOLLARS IN THOUSANDS)

  Within three months......................   $   4,500                  5.160%
  After three but within six months........       3,232                  5.569
  After six but within 12 months...........       2,418                  5.545
  After 12 months..........................       7,123                  6.640
                                              ---------              ---------
    Total..................................   $  17,273                  5.951%
                                              =========              =========

         The following table sets forth the distribution of the Association's savings deposits and the related weighted average interest rates at the dates indicated.

                                                                            AT DECEMBER 31,
                                     ----------------------------------------------------------------------------------------------
                                                           1996                                             1995
                                     --------------------------------------------      --------------------------------------------
                                                        PERCENT OF       WEIGHTED                        PERCENT OF        WEIGHTED
                                                           TOTAL          AVERAGE                           TOTAL           AVERAGE
                                       AMOUNT            DEPOSITS          RATE          AMOUNT           DEPOSITS           RATE
                                     ---------          ----------       --------      ---------         ----------        --------
                                                                         (DOLLARS IN THOUSANDS)
NOW/Super NOW accounts.............  $  42,800              17.0%           2.25%      $  45,001             17.3%            2.25%
Money market accounts..............     16,763               6.7            3.22          17,684              6.8             3.22
Passbook accounts..................     62,171              24.7            3.00          65,261             25.1             3.04
Certificates of deposit............    125,192              49.7            5.79         126,847             48.8             5.89
Non-interest bearing NOW accounts..      4,869               1.9              --           5,179              2.0               --
                                     ---------            ------          ------       ---------           ------           ------
     Totals........................  $ 251,795            100.00%           4.22%      $ 259,972           100.00%            4.29%
                                     =========            ======          ======       =========           ======           ======


                                                    AT DECEMBER 31,
                                     -----------------------------------------
                                                         1994
                                     -----------------------------------------
                                                      PERCENT OF      WEIGHTED
                                                         TOTAL         AVERAGE
                                       AMOUNT          DEPOSITS         RATE
                                     ---------        ----------       -------
                                                (DOLLARS IN THOUSANDS)
NOW/Super NOW accounts.............  $  48,834            18.2%          2.25%
Money market accounts..............     23,545             8.8           3.22
Passbook accounts..................     74,524            27.8           3.00
Certificates of deposit............    121,035            45.2           4.46
Noninterest bearing NOW accounts...         --              --             --
                                     ---------          ------         ------
     Totals........................  $ 267,938          100.00%          3.83%
                                     =========          ======         ======




         The following table presents, by interest rate ranges, the amount of certificates of deposit outstanding at the dates indicated and the periods to maturity of the certificates of deposit outstanding at December 31, 1996.


                                               PERIOD TO MATURITY AT DECEMBER 31, 1996
                               ----------------------------------------------------------------------
     INTEREST RATE RANGE         LESS THAN ONE YEAR      ONE TO THREE YEARS      FOUR TO FIVE YEARS
----------------------------   ----------------------  ----------------------   ---------------------
                                                          (IN THOUSANDS)
Below 4.00% ................        $    --                 $    --                  $    --
4.00% to 4.99%..............         12,498                      --                       10
5.00% to 5.99%..............         52,235                  18,399                    4,222
6.00% to 6.99%..............          8,344                   5,404                    7,131
7.00% and above.............             34                   4,362                   12,553
                                    -------                 -------                  -------
     Total..................        $73,111                 $28,165                  $23,916
                                    =======                 =======                  =======


                                                   AT DECEMBER 31,
                               -------------------------------------------------------
     INTEREST RATE RANGE             1996                1995               1994
----------------------------   ----------------   -----------------   ----------------
                                                   (IN THOUSANDS)
Below 4.00% ................      $     --            $     16           $ 12,885
4.00% to 4.99%..............        12,508               7,548             48,001
5.00% to 5.99%..............        74,856              69,542             31,067
6.00% to 6.99%..............        20,879              27,216             13,689
7.00% and above.............        16,949              22,525             15,393
                                  --------            --------           --------
     Total..................      $125,192            $126,847           $121,035
                                  ========            ========           ========

         Savings deposits decreased $8.2 million or 3.1% from $260.0 million at December 31, 1995 to $251.8 million at December 31, 1996. Savings deposits decreased $4.7 million as a result of withdrawals directed by depositors for purchase of stock in the Conversion and $3.5 million as a result of market conditions and the purchase of stock in the Conversion by account holders that paid with a check drawn on the Association. In an effort to address the contraction of deposits, the Association has taken steps to increase core non-interest bearing transactional deposit accounts and related services. These include the relocation of the South Elgin Office along with the addition of five drive-up lanes in the heart of the commercial and residential growth area. Convenient access to deposit accounts is also being improved with the addition of a debit card program and home banking via personal computer and phone in 1997.

         BORROWED FUNDS. The Association utilizes advances from the FHLB of Chicago as an alternative to retail deposits to fund its operations and may continue do so in the future as part of its operating strategy. The Association generally only utilizes FHLB of Chicago borrowings as a source of liquidity. These FHLB of Chicago advances are collateralized primarily by certain of the Association's mortgage loans and mortgage-backed securities and secondarily by the Association's investment in the stock of the FHLB of Chicago. FHLB of Chicago advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Association, fluctuates from time to time in accordance with the policies of the OTS and the FHLB of Chicago. See "Regulation--Regulation of Federal Savings Associations--Federal Home Loan Bank System." At December 31, 1996, the maximum amount of FHLB of Chicago advances available to the Association was $54 million, based on the Association's current investment in FHLB of Chicago stock.

         The following table sets forth certain information regarding the Association's borrowed funds for the periods indicated.

                                                                                            AT OR FOR THE
                                                                                       YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------------
                                                                              1996              1995             1994
                                                                         ---------------   --------------   --------------
                                                                                       (DOLLARS IN THOUSANDS)
FHLB of Chicago advances:
  Maximum amount outstanding at any
    month-end during the period.......................................     $  4,000          $  6,000         $  9,000
  Average balance outstanding.........................................          667             1,250              583
  Balance outstanding at end of period................................           --             4,000               --
  Weighted average interest rate during the period....................         5.55%             6.16%            6.69%
  Weighted average interest rate at end of period.....................           --              5.31               --

PERSONNEL

         At December 31, 1996, the Association had 101 full-time employees and 45 part-time employees. The Association has experienced a low turnover rate among its employees, and, as of December 31, 1996, 64 of the Association's employees had been with the Association for more than five years. The employees are not represented by a collective bargaining unit, and the Association considers its relationship with its employees to be good.


                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. The following is a discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has not been audited by the IRS during the last five years. For federal income tax purposes, after the Conversion, the Company and the Association may file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's tax reserve for bad debts, discussed below.

RECENT TAX LEGISLATION REGARDING TAX BAD DEBT RESERVES

         Prior to the enactment on August 20, 1996 of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, thrift institutions such as the Association, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Association's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Association's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Association's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

         Under the Small Business Act, the PTI Method was repealed and the Association will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Association's taxable year beginning January 1, 1996. In addition, the Association will be required to recapture (i.e., take into taxable income) over a six-year period, beginning with the Association's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) its "base year reserve," I.E., the balance of such reserves as of December 31, 1987 or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Association always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Association originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Association during its six taxable years preceding January 1, 1996. Since the Association has already provided a deferred tax liability equal to the amount of its bad debt recapture for financial reporting purposes, the enactment of the Small Business Act will not adversely impact the Association's financial condition or results of operation.

         DISTRIBUTIONS. To the extent that the Association makes "non-dividend distributions" to shareholders, such distributions will be considered to result in distributions from the Association's base year reserve to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Association's taxable income. Non-dividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in the Association's income.

         The amount of additional taxable income created from a non-dividend distribution is equal to the lesser of the Association's base year reserve and supplemental reserve for losses on loans; or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in certain situations approximately one and one-half times the non-dividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

         CORPORATE ALTERNATIVE MINIMUM TAX. The Internal Revenue Code of 1986, as amended (the "Code"), imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Association currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Association's AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2 million is imposed on corporations, including the Association, whether or not an AMT is paid. Under pending legislative proposals, the environmental tax would be extended to taxable years beginning before January 1, 2007. The Association does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

         ELIMINATION OF DIVIDENDS; DIVIDENDS RECEIVED DEDUCTION. The Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from domestic corporations that are not members of such affiliated group, except that an 80% dividends received deduction applies if the Company and the Association own more than 20% of the stock of a corporation paying a dividend. Under pending legislative proposals, the 70% dividends received deduction would be reduced to 50% with respect to dividends paid after enactment of such legislation.

STATE AND LOCAL TAXATION

         STATE OF ILLINOIS. The Association files a separate Illinois income tax return. For Illinois income tax purposes, the Association is taxed at an effective rate equal to 7.3% of Illinois Taxable Income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois Taxable Income of the Association.

         As a Delaware holding company, the Company has registered as a foreign corporation authorized to transact business in Illinois. As such, it will file an Illinois Foreign Corporation Annual Report and pay an annual franchise tax to the State of Illinois.

         STATE OF DELAWARE. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and has paid an annual franchise tax to the State of Delaware.

                                   REGULATION

GENERAL

         The Association is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Association's savings deposit accounts are insured up to applicable limits by the SAIF administered by the FDIC, and the Association is a member of the FHLB of Chicago. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Association's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Company, as a savings association holding company, is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission (the "SEC") under the federal securities laws.

         The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Association and the operations of both.

         The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

REGULATION OF FEDERAL SAVINGS ASSOCIATIONS

         BUSINESS ACTIVITIES. The Association derives its lending and investment powers from the Home Owners' Loan Act, as amended (the "HOLA"), and the regulations of the OTS thereunder. Under these laws and regulations, the Association may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Association may also establish service corporations that may engage in activities not otherwise permissible for the Association, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including
(a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 10% of an association's assets on the aggregate amount of commercial loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

         LOANS TO ONE BORROWER. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 1996, the Association's regulatory limit on loans to one borrower was $9.8 million. However, the Association's lending policy limits loans to any one borrower to an aggregate of $1 million. At December 31, 1996, the Association's largest aggregate amount of loans to one borrower was $364,000, and the second largest borrower had an aggregate balance of $348,000. The Association is in compliance with all applicable limitations on loans to one borrower.

         QTL TEST. The HOLA requires a savings association to meet a qualified thrift lender, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets,
(b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and consumer loans up to 10% of the association's portfolio assets. At December 31, 1996, the Association maintained 99.11% of its portfolio assets in qualified thrift investments. The Association had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

         A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (a) engaging in any new activity not permissible for a national bank, (b) paying dividends not permissible under national bank regulations, (c) obtaining new advances from any Federal Home Loan Bank and (d) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date that a savings association ceases to meet the QTL test, any company controlling the association would have to register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended (the "BHC Act"). If the savings association does not requalify under the QTL test within the three-year period after it failed the QTL test, it would be required to terminate any activity and to dispose of any investment not permissible for a national bank and would have to repay as promptly as possible any outstanding advances from a Federal Home Loan Bank. A savings association that has failed the QTL test may requalify under the QTL test and be free of such limitations, but it may do so only once.

         CAPITAL REQUIREMENTS. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3% of core capital to such adjusted total assets and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets. In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

         Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain purchased mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

         The OTS has promulgated a regulation that requires a savings association with "above normal" interest rate risk, when determining compliance with its risk-based capital requirement, to hold additional capital to account for its "above normal" interest rate risk. Pending the resolution of related regulatory issues, the OTS has deferred enforcement of this regulation. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (I.E., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) resulting from a hypothetical 2% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4%, an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. The regulations authorize the Director of the OTS to waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has not yet implemented the regulatory requirement for associations to deduct an interest-rate-risk component in calculating their risk-based capital. At December 31, 1996, the Association was not required to maintain any additional risk-based capital under this rule.

         At December 31, 1996, the Association met each of its capital requirements.

         The table below presents the Association's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 1996.

                                            ASSOCIATION                    CAPITAL REQUIREMENTS                     EXCESS
                                     ------------------------            ------------------------          -----------------------
                                     AMOUNT           PERCENT            AMOUNT           PERCENT          AMOUNT          PERCENT
                                     ------           -------            ------           -------          ------          -------
                                                                        (DOLLARS IN THOUSANDS)
Tangible capital..............     $ 65,641            20.05%           $ 4,912            1.50%         $ 60,729           18.55%
Core capital..................       65,641            20.05              9,824            3.00            55,817           17.05
Risk-based capital............       66,586            41.09             12,964            8.00            53,622           33.09


         A reconciliation between the Association's regulatory capital and GAAP capital at December 31, 1996 is presented below.

                                          TANGIBLE CAPITAL    CORE CAPITAL     RISK-BASED CAPITAL
                                          ----------------    ------------     ------------------
                                                             (IN THOUSANDS)

GAAP capital..............................    $ 65,641         $ 65,641             $ 65,641
Allowance for loan losses includable
  in supplementary capital................          --               --                  945
Regulatory capital........................    $ 65,641         $ 65,641             $ 66,586


         LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations currently impose limitations upon capital distributions by a savings association, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. At least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or
(b) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Association would be prohibited from making any capital distribution if, after the distribution, the Association failed to meet its minimum capital requirements, as described above. See "-- Prompt Corrective Regulatory Action."

         The OTS has proposed regulations that would simplify the existing procedures governing capital distributions by savings associations. Under the proposed regulations, the approval of the OTS would be required only for capital distributions by an association that is deemed to be in troubled condition or that is undercapitalized or would be undercapitalized after the capital distribution. A savings association would be able to make a capital distribution without notice to or approval of the OTS if it is not held by a savings association holding company, is not deemed to be in troubled condition, has received either of the two highest composite supervisory ratings and would continue to be adequately capitalized after such distribution. Notice would have to be given to the OTS by any association that is held by a savings association holding company or that had received a composite supervisory rating below the highest two composite supervisory ratings. An association's capital rating would be determined under the prompt corrective action regulations. See "-Prompt Corrective Regulatory Action."

         LIQUIDITY. The Association is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's average liquidity ratio for the month ended December 31, 1996 was 20.67% which exceeded the applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

         ASSESSMENTS. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. During January 1996, the Association paid an assessment of $79,000.

         BRANCHING. Subject to certain limitations, the HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such branches is available (a) in states that expressly authorize branches of savings associations located in another state or (b) to an association that qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, which imposes qualification requirements similar to those for a "qualified thrift lender" under the HOLA. See "-- QTL Test." The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

         COMMUNITY REINVESTMENT. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Association received a "Satisfactory" CRA rating in its most recent examination.

         In April 1995, the OTS and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process.

         TRANSACTIONS WITH RELATED PARTIES. The Association's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, an affiliate of the Association is any company that controls the Association or any other company that is controlled by a company that controls the Association, excluding the Association's subsidiaries other than those that are insured depository institutions. The OTS regulations prohibit a savings association (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

         The Association's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. In addition, extensions of credit in excess of certain limits must be approved by the association's board of directors.

         ENFORCEMENT. Under the Federal Deposit Insurance Act (the "FDI Act"), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-affiliated parties," including any controlling stockholder or any stockholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause a more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

         STANDARDS FOR SAFETY AND SOUNDNESS. Pursuant to the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), the OTS and the federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties. The OTS and the federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

         REAL ESTATE LENDING STANDARDS. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that (a) are secured by real estate or (b) are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Associations are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

         PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the CAMEL financial institutions rating system). A savings association that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMEL financial institutions rating system) is considered to be "undercapitalized." A savings association that has a total risk-based capital of less than 6.0% or a Tier 1 risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "-- Capital Requirements."

         The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as an association's capital deteriorates within the three undercapitalized categories. All associations are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the association would be undercapitalized. An undercapitalized association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized association and to restrict the asset growth, acquisitions, branching, and new lines of business of such an association. Significantly undercapitalized associations are subject to restrictions on compensation of senior executive officers; such an association may not, without OTS consent, pay any bonus or provide compensation to any senior executive officer at a rate exceeding the officer's average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month when the association became undercapitalized. A significantly undercapitalized association may also be subject, among other things, to forced changes in the composition of its board of directors or senior management, additional restrictions on transactions with affiliates, restrictions on acceptance of deposits from correspondent associations, further restrictions on asset growth, restrictions on rates paid on deposits, forced termination or reduction of activities deemed risky, and any further operational restrictions deemed necessary by the OTS.

         If one or more grounds exist for appointing a conservator or receiver for an association, the OTS may require the association to issue additional debt or stock, sell assets, be acquired by a depository association holding company or combine with another depository association. The OTS and the FDIC have a broad range of grounds under which they may appoint a receiver or conservator for an insured depositary association. Under FDICIA, the OTS is required to appoint a receiver (or with the concurrence of the FDIC, a conservator) for a critically undercapitalized association within 90 days after the association becomes critically undercapitalized or, with the concurrence of the FDIC, to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the association continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the OTS makes certain findings with which the FDIC concurs and the Director of the OTS and the Chairman of the FDIC certify that the association is viable. In addition, an association that is critically undercapitalized is subject to more severe restrictions on its activities, and is prohibited, without prior approval of the FDIC from, among other things, entering into certain material transactions or paying interest on new or renewed liabilities at a rate that would significantly increase the association's weighted average cost of funds.

         When appropriate, the OTS can require corrective action by a savings association holding company under the "prompt corrective action" provisions of FDICIA.

         INSURANCE OF DEPOSIT ACCOUNTS. The Association is a member of the SAIF, and the Association pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund (the "BIF"), which primarily insures the deposits of banks and state chartered savings banks.

         Pursuant to FDICIA, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depositary institutions. Under the new assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well capitalized, (b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the

FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (I.E., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Beginning in 1993, the assessment rates for both the BIF and the SAIF had ranged from 0.23% of deposits for an institution in the highest category (I.E., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.31% of deposits for an institution in the lowest category (I.E., undercapitalized and substantial supervisory concern).

         The FDI Act requires that the BIF and the SAIF funds each be recapitalized until reserves are at least 1.25% of the deposits insured by that fund. After a fund reached the 1.25% reserve ratio, the assessment rates for that fund could be reduced. During 1995, the BIF reached the required reserve ratio, and the FDIC reduced the BIF assessment rates. Effective January 1, 1996, the BIF assessment rate for "well capitalized" institutions without any significant supervisory concerns was set at the statutory minimum of $2,000 annually, and the rates for other BIF-insured institutions ranged from 0.03% to 0.27% of deposits. The SAIF remained undercapitalized, and it was not then expected to be recapitalized until 2001. SAIF reserves had not grown as quickly as the BIF reserves due to a number of factors, including the fact that a significant portion of SAIF assessments had been used to make payments on bonds (the "FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Accordingly, SAIF-insured institutions continued to pay assessments at rates that ranged from 0.23% of deposits to 0.31% of deposits. The Association's assessment rate for the first three quarters of 1996 was 0.23% of deposits.

                  On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law. The Funds Act amended the Federal Deposit Insurance Act in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for BIF and the SAIF. The Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, the special assessment was fixed, subject to adjustment, at 0.657% of an institution's SAIF-assessable deposits, and the special assessment was paid on November 27, 1996. The special assessment was based on the amount of SAIF-assessable deposits held at March 31, 1995, as adjusted under the Funds Act. For the Association, the special assessment on the deposits held on March 31, 1995, was $1.8 million (before giving effect to any tax benefits).

                  The Funds Act also provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Association has not been so classified by the FDIC or the OTS. As a result of the Funds Act and the recapitalization of the SAIF in the last quarter of 1996, the FDIC reduced the assessment rates for the SAIF. For the semi-annual period beginning January 1, 1997, the SAIF assessment rates range from 0 to 27 basis points, which is the same as the schedule of assessment rates for the BIF.

                  In addition, the Funds Act expanded the assessment base for the payments on the FICO bonds. Beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions were assessed for the payments on the FICO bonds. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on January 1, 1997 was set at 0.0130% for BIF-assessable deposits and 0.0648% for SAIF-assessable deposits.

                  The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Secretary of the Treasury is required to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress on or before March 31, 1997. Two bills have been introduced in Congress to eliminate the federal thrift charter, with one requiring the federal thrift to convert to a bank charter and the other giving the federal thrift the option to convert to a national or state chartered bank or to a state savings and loan association.

         Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Association does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB of Chicago, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Association, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the FHLB of Chicago in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Chicago. The Association was in compliance with this requirement with an investment in the capital stock of the FHLB of Chicago at December 31, 1996, of $2.7 million. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

         The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The FHLB of Chicago paid dividends on the capital stock of $187,000, $202,000 and $187,000 during the years ended December 31, 1996, 1995 and 1994, respectively. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Association's net interest income would likely also be reduced.

         FEDERAL RESERVE SYSTEM. The Association is subject to provisions of the FRA and the FRB's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $49.3 million. The amount of aggregate transaction accounts in excess of $49.3 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $4.4 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Association is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Association's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Federal Home Loan Bank System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require such institutions to exhaust all Federal Home Loan Bank sources before borrowing from a Federal Reserve Bank.

REGULATION OF SAVINGS ASSOCIATION HOLDING COMPANIES

         The Company is a non-diversified unitary savings association holding company within the meaning of the HOLA, as amended. As such, the Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, if any. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness, or stability of a subsidiary savings association.

         As a unitary savings association holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to satisfy the QTL test. See "-- Regulation of Federal Savings Associations -- QTL Test" for a discussion of the QTL requirements. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, the Company would become a multiple savings association holding company and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings association holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

         Transactions between the Association and the Company and its other subsidiaries are subject to various conditions and limitations. See "-- Regulation of Federal Savings Associations -- Transactions with Related Parties." The Association is required to give 30-days written notice to the OTS prior to any declaration of the payment of any dividends or other capital distributions to the Company. See "-- Regulation of Federal Savings Associations -- Limitation on Capital Distributions."

FEDERAL SECURITIES LAWS

         The Company's Common Stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

ITEM 2.       PROPERTIES

         The Association conducts its business through its main office and four branch offices set forth in the table below. The Company conducts its business through the Association's main office located at 16 North Spring Street, Elgin, Illinois. The Association believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Association and the Company.

                                                                    DATE
                                                    LEASED OR     LEASED OR       NET BOOK VALUE AT
                                                      OWNED        ACQUIRED       DECEMBER 31, 1996
                                                    ---------     ---------       -----------------

                                                                                   (IN THOUSANDS)

MAIN OFFICE:
    16 North Spring St.
    Elgin, IL ..................................      Owned          1923               $2,377

BRANCHES:
    180 Virginia St.
    Crystal Lake, IL............................      Owned          4/74                  784

    56 East Irving Park Road
    Roselle, IL.................................      Owned          7/75                  315

    300 North McLean Blvd.
    South Elgin, IL.............................      Owned         11/96                1,433

    200 Bartlett Ave.
    Bartlett, IL................................      Owned          9/79                  895

CHECK PROCESSING:
    Mail and Record Retention
    Facility (No Customer Service) Annex
    Fulton St., Elgin, IL.......................      Owned          2/86                  408



ITEM 3.       LEGAL PROCEEDINGS

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         The information required by this Item is incorporated herein by reference to page 22 of the Company's 1996 Annual Report to Stockholders under the caption "Market for the Company's Common Stock and Related Stockholder Matters," which section is included in Exhibit 13.1 to this Report.


ITEM 6.       SELECTED FINANCIAL DATA

         The information required by this Item is incorporated herein by reference to pages 4 and 5 of the Company's 1996 Annual Report to Stockholders under the caption "Selected Financial and Other Data of the Company," which section is included in Exhibit 13.1 to this Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference to pages 6 through 21 of the Company's 1996 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which section is included in
Exhibit 13.1 to this Report.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated herein by reference to pages 23 through 45 of the Company's 1996 Annual Report to Stockholders under the captions "Independent Auditors' Report," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements," which sections are included in Exhibit 13.1 to this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information included on pages 5 through 8, 12 and 17 of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference: "Election of Directors" and "Compensation of Directors and Executive Officers--Executive Compensation" and " - Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11.      EXECUTIVE COMPENSATION

         The following information included on pages 12 through 16 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers--Directors' Compensation", "--Executive Compensation," "--Employment Agreements," "--Employee Retention Agreement" and "--Benefits."


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following information included on pages 3 and 4 of the Proxy Statement is incorporated herein by reference: "Security Ownership of Certain Beneficial Owners and Management--Principal Stockholders of the Company" and "--Stock Ownership of Management."


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following information included on pages 16 and 17 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers--Transactions with Certain Related Persons."


                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

              (a) Listed below are all financial statements and exhibits filed as part of this report:

              (1) The consolidated balance sheets of Home Bancorp of Elgin, Inc. and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, together with the related notes and the independent auditors' report of KPMG Peat Marwick LLP, independent certified public accountants.
              (2) Schedules omitted as they are not applicable.
              (3) Exhibits

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

   3.1      Certificate of Incorporation of Home Bancorp of Elgin, Inc.*

   3.2      Bylaws of Home Bancorp of Elgin, Inc.*

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

   4.3      Specimen of Stock Certificate of Home Bancorp of Elgin, Inc.*

  10.1 Employee Stock Ownership Plan of Home Bancorp of Elgin, Inc. and ESOP Trust Agreement*

  10.2 Loan Agreement by and between Home Bancorp of Elgin, Inc. Employee Stock Ownership Plan Trust and Home Bancorp of Elgin, Inc. Made and Entered Into as of September 26, 1996

  10.3 Form of Executive Employment Agreement between Home Bancorp of Elgin, Inc. and certain executive officers*

  10.4 Form of Employment Agreement between Home Federal Savings and Loan Association of Elgin and certain executive officers*

  10.5 Form of Employee Retention Agreement between Home Bancorp of Elgin, Inc., Home Federal Savings and Loan Association of Elgin and certain executive officers*

  10.6 Form of Severance Pay Plan between Home Federal Savings and Loan Association of Elgin and certain executive officers*

  13.1      Portions of the Company's 1996 Annual Report to Stockholders

  21.1      Subsidiaries of the Registrant*

  27.1 Financial Data Schedule (Submitted only with filing in electronic format)

  99.1 Proxy Statement for the 1997 Annual Meeting of Stockholders of Home Bancorp of Elgin, Inc. previously filed with the Securities and Exchange Commission on March 13, 1997


--------------
* Incorporated herein by reference to Registration Statement No. 333-05909 on Form S-1 of Home Bancorp of Elgin, Inc. filed with the Securities and Exchange Commission on June 13, 1996, as amended.

(b)  The Company filed no reports on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Elgin, State of Illinois, on March 20, 1997.

                                  Home Bancorp of Elgin, Inc.


                                  By:      /s/ George L. Perucco
                                     ------------------------------
                                           George L. Perucco
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

          NAME                              TITLE                     DATE
          ----                              -----                     ----
/s/ George L. Perucco         Director, President                 March 20, 1997
---------------------------   and Chief Executive Officer
George L. Perucco             (Principal executive officer)

/s/ Lyle N. Dolan             Executive Vice President and        March 20, 1997
---------------------------   Treasurer (Principal financial
Lyle N. Dolan                 and accounting officer)

/s/Orval M. Graening          Director                            March 20, 1997
---------------------------
Orval M. Graening

/s/ Henry R. Hines            Director                            March 20, 1997
---------------------------
Henry R. Hines

/s/ Donald E. Laird           Director                            March 20, 1997
---------------------------
Donald E. Laird

/s/ Leigh O'Connor            Director                            March 20, 1997
---------------------------
Leigh O'Connor

/s/ Thomas S. Rakow           Director                            March 20, 1997
---------------------------
Thomas S. Rakow

/s/ Richard S. Scheflow       Director                            March 20, 1997
---------------------------
Richard S. Scheflow

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549









                           --------------------------

                                    EXHIBITS
                                       TO
                                    FORM 10-K

                              SEC File No. 0-28696

                           --------------------------











                           HOME BANCORP OF ELGIN, INC.
                                 ELGIN, ILLINOIS





================================================================================

DESIGNATION                                DESCRIPTION                     PAGE
-----------                                -----------                     ----


3.1 Certificate of Incorporation of Home Bancorp of Elgin, Inc. (Incorporated by reference to Exhibit
                 3.1 to the Registration Statement on Form S-1, No. 333-05909 filed with the Securities and Exchange Commission on June 13, 1996, as amended (the "Registration Statement"))

3.2              Bylaws of Home Bancorp of Elgin, Inc.
                 (Incorporated by reference to Exhibit 3.2 to the
                   Registration Statement)

4.3              Specimen of Stock Certificate of Home Bancorp of
                 Elgin, Inc. (Incorporated by reference to Exhibit
                 4.3 to the Registration Statement)

10.1 Employee Stock Ownership Plan of Home Bancorp of Elgin, Inc. and ESOP Trust Agreement
                 (Incorporated by reference to Exhibit 10.1 to the
                   Registration Statement)

10.2             Loan Agreement by and between Home Bancorp of
                 Elgin, Inc. Employee Stock Ownership Plan Trust and Home Bancorp of Elgin, Inc. made and Entered
                 Into as of September 26, 1996

10.3             Form of Executive Employment Agreement between
                 Home Bancorp of Elgin, Inc. and certain executive officers (Incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4 Form of Employment Agreement between Home Federal Savings and Loan Association of Elgin and certain executive officers (Incorporated by reference to Exhibit 10.4 to the Registration Statement)

10.5             Form of Employee Retention Agreement between
                 Home Bancorp of Elgin, Inc., Home Federal
                 Savings and Loan Association of Elgin and certain executive officers (Incorporated by reference to Exhibit 10.5 to the Registration Statement)

DESIGNATION                                DESCRIPTION                     PAGE
-----------                                -----------                     ----

10.6 Form of Severance Pay Plan between Home Federal Savings and Loan Association of Elgin and certain executive officers (Incorporated by reference to Exhibit 10.6 to the Registration Statement)

13.1             Portions of the Company's 1996 Annual Report to
                 Stockholders

21.1 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registration
                 Statement)

27.1 Financial Data Schedule (Submitted only with filing in electronic format)

99.1             Proxy Statement for the 1997 Annual Meeting of
                 Stockholders of Home Bancorp of Elgin, Inc.
                 previously filed with the Securities and Exchange Commission on March 13, 1997