Form 10-Q
period 1997-03-31
HOME BANCORP OF ELGIN INC
filed 1997-05-12
CIK 1016325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               -----------------

                                    FORM 10-Q

          (Mark One)

          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

          [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                 Outstanding at
             Class                               March 31, 1997
             -----                               --------------

         Common Stock,
         par value $.01                              7,009,250

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1.  Financial Statements of Home Bancorp of Elgin, Inc.

         Consolidated Balance Sheets (Unaudited) -- March 31, 1997
         and December 31, 1996 ..............................................  1

         Consolidated Statements of Earnings (Unaudited) -- Three months ended March 31, 1997 and 1996 ......................................  2

         Consolidated Statements of Cash Flows (Unaudited) -- Three months ended March 31, 1997 and 1996 ......................................  3

         Notes to Unaudited Consolidated Financial Statements ...............  4


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..............................................  5


Item 3.  Quantitative and Qualitative Disclosure About Market Risk .......... 14


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 14

Item 2.  Changes in Securities .............................................. 14

Item 3.  Defaults upon Senior Securities .................................... 14

Item 4.  Submission of Matters to a Vote of Security Holders ................ 14

Item 5.  Other Information .................................................. 14

Item 6.  Exhibits and Reports on Form 8-K ................................... 14

Signatures .................................................................. 15

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS -- The consolidated statements of earnings and cash flows for the three months ended March 31, 1996 are for Home Federal Savings and Loan Association of Elgin ("Home Federal" or the "Association") only, because Home Bancorp of Elgin, Inc. ("Home Bancorp" or the "Company"), the holding company for the Association, did not commence operations until September 26, 1996 in connection with the Association's conversion from mutual to stock form. The financial statements for 1997 are for Home Bancorp and its consolidated subsidiary.


HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
      (Unaudited)
                                                                       March 31,     Dec. 31,
                                                                          1997         1996
                                                                       ---------    ---------
                                                                   (In thousands, except shares
                                                                       and per share amounts)
ASSETS
 Cash and due from banks ...........................................   $   5,316    $   5,661
 Interest-earning deposits .........................................      29,967       22,341
 Investment securities held to maturity ............................      48,950       53,786
 Loans receivable, net .............................................     261,780      261,306
 Government National Mortgage Association
   mortgage-backed securities held to maturity .....................         132          142
 Accrued interest receivable .......................................       1,327        1,701
 Real estate owned and in judgment, at lower of cost or fair value .         377          550
 Federal Home Loan Bank of Chicago stock, at cost ..................       2,678        2,678
 Office properties and equipment, net ..............................       7,492        7,564
 Prepaid expenses and other assets .................................         676          606
                                                                       ---------    ---------
   Total assets ....................................................   $ 358,695    $ 356,335
                                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Savings deposits ..................................................   $ 253,037    $ 251,795
 Advance payment by borrowers for taxes and insurance ..............       2,975        2,012
 Accrued interest payable and other liabilities ....................       1,844        2,647
                                                                       ---------    ---------
   Total liabilities ...............................................     257,856      256,454
                                                                       ---------    ---------

Stockholders' Equity:
 Preferred stock, $.01 par value, 3,000,000 shares
   authorized; none outstanding ....................................          --           --
 Common stock, $.01 par value; 12,000,000 shares
   authorized 7,009,250 shares issued and outstanding
   at March 31, 1997 and at December 31, 1996 ......................          70           70
 Additional paid-in capital ........................................      68,023       67,953
 Retained earnings, substantially restricted .......................      38,213       37,325
 Unearned ESOP compensation ........................................      (5,467)      (5,467)
                                                                       ---------    ---------
   Total stockholders' equity ......................................     100,839       99,881
                                                                       ---------    ---------
 Total liabilities and stockholders' equity ........................   $ 358,695    $ 356,335
                                                                       =========    =========


See accompanying notes to unaudited consolidated financial statements.

HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
             (Unaudited)

                                                                    For the Three Months Ended
                                                                              March 31,
                                                                    --------------------------
                                                                          1997        1996
                                                                    ------------- ------------
                                                                       (In thousands, except
                                                                         per share amounts)
INTEREST INCOME
 Loans secured by real estate ......................................   $   5,102   $   5,311
 Other loans .......................................................          15          15
 Mortgage-backed securities held to maturity .......................           2           3
 Investment securities held to maturity ............................         682          90
 Interest-earning deposits .........................................         302         161
 Federal Home Loan Bank of Chicago stock ...........................          44          49
                                                                       ---------   ---------
    Total interest income ..........................................       6,147       5,629
INTEREST EXPENSE
 Savings deposits ..................................................       2,569       2,736
 Borrowed funds ....................................................          --          37
                                                                       ---------   ---------
    Total interest expense .........................................       2,569       2,773
                                                                       ---------   ---------
 Net interest income before provision for loan losses ..............       3,578       2,856
 Provision for loan losses .........................................          30          30
                                                                       ---------   ---------
 Net interest income after provision for loan losses ...............       3,548       2,826
                                                                       ---------   ---------
NON-INTEREST INCOME
 Service fee income ................................................         250         295
 Gain on sale of real estate owned .................................          34          18
 Gain on sale of office properties and equipment ...................          --           1
 Other income ......................................................         188           5
                                                                       ---------   ---------
    Total non-interest income ......................................         472         319
NON-INTEREST EXPENSE
 Compensation and benefits .........................................       1,232       1,042
 Occupancy expense .................................................         397         379
 Federal deposit insurance premiums ................................          32         169
 Advertising and promotion .........................................          97          81
 Automated teller machines .........................................          96         114
 Data processing ...................................................         235         252
 Other .............................................................         480         266
                                                                       ---------   ---------
    Total non-interest expense .....................................       2,569       2,303
                                                                       ---------   ---------
 Income before income tax expense ..................................       1,451         842
 Income tax expense ................................................         563         330
                                                                       ---------   ---------
    Net income .....................................................   $     888   $     512
                                                                       =========   =========

Earnings per share: ................................................   $    0.14          NA
                                                                       =========   =========


See accompanying notes to unaudited consolidated financial statements.

HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
     (Unaudited)


                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                               --------------------------
                                                                                    1997        1996
                                                                               ------------ ------------
                                                                                     (In thousands)
Cash flows from operating activities:
 Net income ..................................................................   $     888    $     512
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization expense .......................................         161          160
 Provision for deferred income taxes .........................................          --           55
 Provision for loan losses ...................................................          30           30
 Market adjustment for committed ESOP shares .................................          70           --
 Accretion of discounts, net .................................................        (314)          (8)
 Decrease in deferred loan fees ..............................................         (48)         (64)
 Gain on sale of real estate owned ...........................................         (34)         (18)
 Gain on sale of office properties and equipment .............................          --           (1)
 Decrease (increase) in accrued interest receivable ..........................         374          (63)
 Increase in prepaid expenses and other assets, net ..........................         (70)         (67)
 Increase (decrease) in accrued interest payable and other liabilities, net ..        (803)          18
                                                                                 ---------    ---------
    Net cash provided by operating activities ................................         254          554
                                                                                 ---------    ---------
Cash flows from investing activities:
 Net decrease (increase) in loans receivable .................................        (457)       3,243
 Repayment of mortgage-backed securities held-to-maturity ....................          10           13
 Purchase of investment securities held-to-maturity ..........................     (24,851)          --
 Proceeds from the maturity of investment securities held-to-maturity ........      30,000           --
 Proceeds from the sale of real estate owned .................................         208           --
 Purchase of office properties and equipment .................................         (89)        (142)
 Proceeds from the sale of office properties and equipment ...................          --            1
 Redemption of stock in the FHLB of Chicago ..................................          --          378
                                                                                 ---------    ---------
    Net cash provided by (used in) investing activities ......................       4,821        3,493
                                                                                 ---------    ---------
Cash flows from financing activities:
 Decrease in borrowed funds ..................................................          --       (4,000)
 Net increase in savings deposits ............................................       1,242        4,513
 Net increase in advance payments by borrowers for taxes and insurance .......         963        1,070
                                                                                 ---------    ---------
 Net cash provided by financing activities ...................................       2,205        1,583
                                                                                 ---------    ---------
 Increase in cash and cash equivalents .......................................       7,280        5,630
 Cash and cash equivalents at beginning of period ............................      28,003       18,609
                                                                                 ---------    ---------
 Cash and cash equivalents at end of period ..................................   $  35,283    $  24,239
                                                                                 =========    =========
 Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest .............................................................   $   2,579    $   2,802
        Income taxes .........................................................         175           25


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

(2)      Stock Conversion

        On September 26, 1996, the Association completed its conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association, and all of the capital stock of the Association was acquired by Home Bancorp. Home Bancorp issued and sold 7,009,250 shares of its common stock, $.01 par value, at a price of $10.00 per share in a subscription offering (the "Offering") to certain depositors of Home Federal and to the Company's Employee Stock Ownership Plan. Net proceeds from the Offering were $62.4 million.

(3)      Earnings Per Share

        Earnings per share of common stock for the three months ended March 31, 1997 has been determined by dividing net income for the three months by 6,462,529, the weighted average number of primary shares of common stock and common stock equivalents. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released. Earnings per share information for March 31, 1996 cannot be computed, because the Company did not issue stock until September 26, 1996.

(4)      Commitments and Contingencies

        At March 31, 1997, the Company had outstanding commitments to originate mortgage loans of $7.3 million, of which $6.9 million were fixed rate commitments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        On September 26, 1996, Home Federal Savings and Loan Association of Elgin ("Home Federal" or the "Association") completed its conversion from mutual to stock form and became a wholly-owned subsidiary of Home Bancorp of Elgin, Inc. ("Home Bancorp" or the "Company"). On such date, the Company sold 7,009,250 shares of it's common stock, par value $.01 per share to the public, at a per share price of $10.00. The conversion and offering raised $62.4 million in net proceeds. The Company's sole business activity consists of the ownership of the Association. The Company also invests in short-term investment grade marketable securities and other liquid investments. The financial data presented in this Quarterly Report represents the activity of the Association for the three months ended March 31, 1996 and the activity of Home Bancorp and subsidiary consolidated for the three month period ended March 31, 1997. The Association's principal business consists of attracting deposits from the public and investing those deposits, along with funds generated from operations, primarily in loans secured by mortgages on one- to four-family residences. The Association's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as savings deposits. The Association also generates non-interest income such as service charges and other fees. The Association's non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, net costs of real estate owned, data processing fees and other operating expenses. The Association's results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies and actions of regulatory agencies.

     The selected financial ratios and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto presented elsewhere in this report.


                                                                       At or For the
                                                                    Three Months Ended
                                                                         March 31,
                                                              ------------------------------
                                                                 1997                1996
                                                              ----------          ----------
                                                               (Dollars in thousands, except
                                                               shares and per share amounts)
                                                                        (Unaudited)
SELECTED FINANCIAL RATIOS(1):
 PERFORMANCE RATIOS:
     Return on average assets .............................         1.00%               0.68%
     Return on average equity .............................         3.54                5.53
     Average interest rate spread(2) ......................         3.04                3.53
     Net interest margin(3) ...............................         4.20                3.98
     Average interest-earning assets to average
       interest-bearing liabilities .......................       138.37%             111.87%
     Non-interest expense to average assets ...............         2.88                3.04
 CAPITAL RATIOS(1):
     Average equity to average assets .....................        28.18               12.23
     Consolidated equity to total assets at end of period .        28.11               12.13
     Tangible capital(4) ..................................        20.15               12.04
     Core capital(4) ......................................        20.15               12.04
     Total risk-based capital(4) ..........................        41.42               23.65
ASSET QUALITY RATIOS AND OTHER DATA(1):
     Total non-performing loans(5) ........................   $      879          $    1,077
     Real estate owned, net ...............................          377                 377
     Non-performing loans to total loans(6) ...............         0.33%               0.41%
     Non-performing assets to total assets ................         0.35                0.47
     Allowance for loan losses to:
        Non-performing loans ..............................       110.91               79.48
        Total loans(6) ....................................         0.37                0.32
     Number of shares outstanding(7) ......................    7,009,250                  NA
     Book value per share(7) ..............................   $    14.39                  NA


(1) With the exception of end-of-period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate. Capital Ratios and Asset Quality Ratios And Other Data are end-of-period ratios and data.
(2) The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(3) The net interest margin represents net interest income as a percentage of average interest-earning assets.
(4) These regulatory capital ratios are for Home Federal Savings and Loan Association of Elgin only.
(5) Non-performing loans consist of non-accrual loans; the Company did not have any loans that were 90 days or more past due and still accruing at any of the dates referred to in the table above.
(6) Total loans represents gross loan less deferred loan fees and loans in process.
(7) Share information for 1996 cannot be computed, because the Company did not issue stock until September 26, 1996.

ANALYSIS OF NET INTEREST INCOME

                  Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

                  The following table sets forth certain information relating to the Company's statements of financial condition and the statements of operations for the three months ended March 31, 1997 and 1996, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average monthly balances. The yields and costs include fees which are considered adjustments to yields.

                                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                     -----------------------------------------------------------------------------
                                                                      1997                                    1996
                                                     -----------------------------------     -------------------------------------
                                                                                Average                                   Average
                                                      Average                    Yield/       Average                      Yield/
                                                      Balance     Interest        Cost        Balance      Interest         Cost
                                                     ---------    ---------    ---------     ---------     ---------     ---------
                                                                                 (Dollars in thousands)
ASSETS
 Interest-earning assets:
    Real estate loans(1)............................ $ 261,616    $   5,102         7.80%    $ 265,140     $   5,311          8.01%
    Other loans.....................................       652           15         9.20           623            15          9.63
    Mortgage-backed securities......................       135            2         5.93           177             3          6.78
    Investment securities...........................    51,446          682         5.30         5,953            90          6.05
    Interest-earning deposits.......................    23,954          302         5.04        12,140           161          5.30
    FHLB of Chicago stock...........................     2,678           44         6.72         2,930            49          6.69
                                                     ---------    ---------    ---------     ---------     ---------     ---------

       Total interest-earning assets................   340,481        6,147         7.22%      286,963         5,629          7.85%
                                                     ---------    ---------    ---------     ---------     ---------     ---------

 Allowance for loan losses..........................      (965)                                   (846)
 Non-interest earning assets........................    17,224                                  16,644
                                                     ---------                               ---------

       Total assets................................. $ 356,740                               $ 302,761
                                                     =========                               =========

LIABILITIES AND EQUITY:
 Interest-bearing liabilities:
    NOW/Super NOW accounts.......................... $  42,523   $      223         2.10%    $  43,066     $     229          2.13%
    Money market accounts...........................    16,843          133         3.16        17,678           142          3.21
    Passbook accounts...............................    62,805          478         3.04        65,773           516          3.14
    Certificates of deposit.........................   123,897        1,735         5.60       127,401         1,849          5.81
    Borrowed funds..................................        --           --           --         2,601            37          5.69
                                                     ---------    ---------    ---------     ---------     ---------     ---------

       Total interest-bearing liabilities...........   246,068        2,569         4.18%      256,519         2,773          4.32%
                                                     ---------    ---------    ---------     ---------     ---------     ---------

 Non-interest bearing NOW accounts..................     5,474                                   4,314
 Other non-interest-bearing liabilities.............     4,682                                   4,904
                                                     ---------                               ---------

       Total liabilities............................   256,224                                 265,737
                                                     ---------                               ---------

   Stockholders' equity.............................   100,516                                  37,024
                                                     ---------                               ---------

       Total liabilities and stockholders' equity... $ 356,740                               $ 302,761
                                                     =========                               =========

 Net interest income................................              $   3,578                                $   2,856
                                                                  =========                                =========
 Interest rate spread(2)............................                                3.04%                                     3.53%
                                                                               =========                                 =========
 Net interest margin(3).............................                                4.20%                                     3.98%
                                                                               =========                                 =========

 Ratio of interest-earning assets to
   interest-bearing liabilities.....................                 138.37%                                  111.87%
                                                                  =========                                =========

----------
(1) In computing the average balance of loans, non-accrual loans have been included.
(2) Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND DECEMBER 31, 1996

         Total assets increased $2.4 million or 0.7% from $356.3 million at December 31, 1996 to $358.7 million at March 31, 1997. The increase in total assets was primarily due to funds received from the $1.2 million increase in savings deposits, $1.0 million of advance payments by borrowers for taxes and insurance and $888,000 from operations for the three months ended March 31, 1997. These increases were offset by the disbursement of funds reducing accrued interest payable and other liabilities by $803,000.

         Interest-earning deposits increased $7.7 million or 34.1% from $22.3 million at December 31, 1996 to $30.0 million at March 31, 1997. This increase was primarily due to the reinvestment of $4.8 million of repayments and maturities of investment securities, funds received from the $1.2 million increase in savings deposits and the $1.0 million increase in advance payments by borrowers for taxes and insurance.

         Investment securities decreased $4.8 million or 9.0% from $53.8 million at December 31, 1996 to $49.0 million at March 31, 1997. The decrease was primarily due to the reinvestment of funds generated from repayments on securities in interest-earning deposits.

         Loans receivable increased $474,000 or 0.2% from $261.3 million at December 31, 1996 to 261.8 million at March 31, 1997. This was primarily due to new loan originations exceeding loan repayments.

         Real estate owned and in judgment decreased $173,000 or 31.5% from $550,000 at December 31, 1996 to $377,000 at March 31, 1997. The decrease was primarily due to the sale of one of the properties in real estate owned and no additions to real estate owned and in judgment during the three months ended March 31, 1997.

         Savings deposits increased $1.2 million or 0.5% from $251.8 million at December 31, 1996 to $253.0 million at March 31, 1997. The increase was primarily the result of interest credits and deposits exceeding withdrawals.

         Stockholders' equity increased $958,000 or 1.0% from $99.9 million at December 31, 1996 to $100.8 million at March 31, 1997. The increase is primarily from net income of $888,000 for the three months ended March 31, 1997.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
1996

         GENERAL. Net income for the three months ended March 31, 1997 increased $376,000 or 73.4% from $512,000 for the three months ended March 31, 1996 to $888,000 for the three months ended March 31, 1997 or $0.14 per share. The $376,000 increase was primarily due to an increase of $722,000 in net interest income before provision for loan losses and an increase of $153,000 in non-interest income. These increases were offset, in part, by an increase of $266,000 in non-interest expense and an increase of $233,000 in income tax expense. The increase in net interest income was primarily due to a 26.5% increase in the ratio of interest-earning assets to average interest-bearing liabilities from 111.87% for the three months ended March 31, 1996 to 138.37% for the three months ended March 31, 1997, which was offset in part by a 49 basis point decrease in the average interest rate spread from 3.53% for the three months ended March 31, 1996 to 3.04% for the three months ended March 31, 1997. The decrease in the average interest rate spread was primarily due to a decrease in the average rate on interest-earning assets of 0.63% from 7.85% for the three months ended March 31, 1996 to 7.22% for the three months ended March 31, 1997, which was partially offset by the decrease in the average cost on interest-bearing liabilities of 0.14% from 4.32% for the three months ended March 31, 1996 to 4.18% for the three months ended March 31, 1997.

         INTEREST INCOME. Interest income increased $518,000 or 9.2% from $5.6 million for the three months ended March 31, 1996 to $6.1 million for the three months ended March 31, 1997. This was due primarily to an increase in the average balance of interest-earning assets of $53.5 million or 18.6% from $287.0 million for the three months ended March 31, 1996 to $340.5 million for the three months ended March 31, 1997. This increase was partially offset by a decrease in the average yield on interest-earning assets of 63 basis points from 7.85% for the three months ended March 31, 1996 to 7.22% for the three months ended March 31, 1997. The increase in the average balance of interest-earning assets was primarily due to receipt of the net proceeds from the Offering, which was partially offset by the decease in the average balance of interest-earning assets due to market conditions. The average rate on interest-earning assets decreased primarily as a result of the change in the composition of interest-earning assets. The average balance of investment securities and interest-earning deposits increased $57.3 million from $18.1 million for the three months ended March 31, 1996 to $75.4 million for the three months ended March 31, 1997. These assets are the lowest yielding components of interest-earning assets, and as a result the large increase in these assets, the average yield was reduced. The average yield on interest-earning assets also decreased as a result of the rates on new loan originations being lower than the rates on loans repaid and lower average yields on interest-earning deposits and investment securities for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

         INTEREST EXPENSE. Interest expense decreased $204,000 or 7.4% from $2.8 million for the three months ended March 31, 1996 to $2.6 million for the three months ended March 31, 1997. This decrease was primarily due to the decrease in the average balance of interest-bearing liabilities of $10.4 million or 4.1% from $256.5 million for the three months ended March 31, 1996 to $246.1 million for the three months ended March 31, 1997 and the decrease in the average rate paid on interest-bearing liabilities of 14 basis points from 4.32% for three months ended March 31, 1996 to 4.18% for the three months ended March 31, 1997. The decrease in the average balance of interest-bearing liabilities was due to competitive market conditions and the Association's decision not to offer above-market interest rates on its savings deposits. The decrease in the average rate paid on interest-bearing liabilities is due primarily to new certificates of deposit bearing lower rates of interest than maturing deposits.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $722,000 or 25.3% from $2.9 million for the three months ended March 31, 1996 to $3.6 million for the three months ended March 31, 1997. This was primarily due to the 26.5% increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 111.87% for the three months ended March 31, 1996 to 138.37% for the three months ended March 31, 1997. This increase was offset, in part, by the 49 basis point decrease in the average interest rate spread from 3.53% for the three months ended March 31, 1996 to 3.04% for the three months ended March 31, 1997.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $30,000 for each period. Management determined that keeping the provision for loan losses at the same level was appropriate in light of its current review of the Association's loan portfolio, asset quality, delinquent and non-performing loans, the historically low loan loss experience and the national and regional economies. Management also considered the fact that the Association had a slightly smaller loan portfolio at March 31, 1997, as compared to March 31, 1996. The ratio of the allowance for loan losses to non-performing loans was 110.91% and 79.48% at March 31, 1997 and March 31, 1996, respectively, and the ratio of the allowance for loan losses to total loans was 0.37% and 0.32% at such respective dates. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, regulatory examinations and other factors, both within and outside of management's control.

         NON-INTEREST INCOME. Non-interest income increased $153,000 or 48.0% from $319,000 for the three months ended March 31, 1996 to $472,000 for the three months ended March 31, 1997. The increase was primarily due to an increase in other income of $183,000 from $5,000 for the three months ended March 31, 1996 to $188.000 for the three months ended March 31, 1997. In addition, gain on sale of real estate owned increased $16,000 or 88.9% from $18,000 for the three months ended March 31, 1996 to $34,000 for the three months ended March 31, 1997. These increases were partially offset by the decrease in service fee income of $45,000 from $295,000 for the three months ended March 31, 1996 to $250,000 of the three months ended March 31, 1997. The increase in other income is due primarily to the receipt of $182,000 in excess funds from the liquidation of the Association's pension plan in connection with the Conversion. The gain on sale of real estate owned for the three months ended March 31, 1997 was the result of the sale of one real estate owned property. The decrease in service fee income was comprised of a decrease of $11,000 in service fee income on NOW accounts, a decrease of $14,000 in overdraft fees and a $17,000 decrease in ATM fees, which were primarily as a result of changes made to the account pricing structures for NOW accounts and ATM fees for competitive purposes during the three months ended March 31, 1997.

         NON-INTEREST EXPENSE. Non-interest expense increased $266,000 or 11.6% from $2.3 million for the three months ended March 31, 1996 to $2.6 million for the three months ended March 31, 1997. This increase is primarily due to increases in compensation and benefits and other expenses, which were partially offset by a decrease in federal deposit insurance premiums and expenses associated with ATMs and data processing. Compensation and benefits expense increased $190,000 or 18.2% from $1,042,000 for the three months ended March 31, 1996 to $1,232,000 for the three months ended March 31, 1997. This increase was due to expense of $209,000 as a result of the adoption of the ESOP, which was partially offset by the decrease in pension expense of $62,000 due to the termination of the pension plan. The remainder was primarily attributable to normal salary increases. Other expense increased $214,000 or 80.5% from $266,000 for the three months ended March 31, 1996 to $480,000 for the three months ended March 31, 1997. This increase was primarily due to increases in professional fees, stationery, printing and office supplies, transfer agent fees and franchise tax resulting from operations as a public company. The decrease in federal deposit insurance premiums of $137,000 or 81.1% from $169,000 for the three months ended March 31, 1996 to $32,000 for the three months ended March 31, 1997 was primarily due to reduced federal deposit insurance premiums as a result of the Deposit Insurance Funds Act of 1996. The decrease in ATM expense of $18,000 or 15.8% from $114,000 for the three months ended March 31, 1996 to $96,000 for the three months ended March 31, 1997 was due primarily to additional nonrecurring expenses in 1996 of $17,000 associated with the change in the Association's ATM processors. The decrease in data processing expense of $17,000 or 6.7% from $252,000 for the three months ended March 31, 1996 to $235,000 for the three months ended March 31,1997 is primarily due to a nonrecurring charge for processing for the three months ended March 31, 1996 of $15,000.

         INCOME TAX EXPENSE. Income tax expense increased $233,000 or 70.6% from $330,000 for the three months ended March 31, 1996 to $563,000 for the three months ended March 31, 1997. The effective tax rate was 38.8% for the three months ended March 31, 1997, which was comparable to 39.2% for the three months ended March 31, 1996.

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

         The Association is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable savings deposit accounts plus short-term borrowings, as defined by the regulations of the OTS. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and

1.0%, respectively. At March 31, 1997, the Association's liquidity ratio was 21.80%, and its short-term liquidity ratio was 21.80%. The levels of the Association's short-term liquid assets are dependent on the Association's operating, financing and investing activities during any given period. Management believes it will have adequate resources to fund all commitments on a short-term and long-term basis in accordance with its business strategy.

         The primary investing activities of the Company are the origination of mortgage and other loans and the purchase of U. S. government or U. S. government agency securities. See the "Consolidated Statements of Cash Flows" in the unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities, investing activities and financing activities for the three months ended March 31, 1997 and 1996.

         The Company has other sources of liquidity if a need for additional funds arises, including the ability to obtain FHLB of Chicago advances of up to $53.6 million based on the Association's current investment in FHLB of Chicago stock. There were no borrowings outstanding at March 31, 1997.

         At March 31, 1997, the Association had outstanding loan origination commitments of $7.3 million, undisbursed loans in process of $708,000 and unused lines of consumer credit of $262,000. The Association anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 1997 totalled $73.1 million. Based upon the Association's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Association.

         At March 31, 1997, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $66.4 million, or 20.15% of total adjusted assets, which is above the required level of $4.9 million or 1.5%; core capital of $66.4 million, or 20.15% of total adjusted assets, which is above the required level of $9.9 million or 3.0%; and total risk-based capital of $67.4 million, or 41.42% of risk-weighted assets, which is above the required level of $13.0 million, or 8.0%.

         At March 31, 1997, the total stockholders' equity of Home Bancorp was $100.8 million. The ratio of stockholders' equity to total assets at March 31, 1997 was 28.11%.

IMPACT OF NEW ACCOUNTING STANDARDS

         In February 1997, FASB Statement No. 128, "Earnings Per Share" ("Statement 128"), was issued. Statement 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB 15.

         Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior-period EPS data presented shall be restated to conform with Statement 128. The Company does not expect adoption of Statement 128 to have a significant impact on the Company's financial statements.

OTHER

         On May 1, 1997, the Company adopted a stock repurchase program ("Repurchase Program"), which authorizes the Company to repurchase up to 350,462 shares, or five percent, of its 7,009,250 outstanding common shares. The Repurchase Program is subject to approval from the Office of Thrift Supervision ("OTS") and will commence as soon as practicable following OTS approval and continue for a period of up to six months. The repurchases will be made from time to time at the discretion of management.

         The Repurchase Program will be implemented in addition to the purchase of 280,370, or four percent, of the Company's outstanding common shares by the Company's Recognition and Retention Plan ("RRP"), which was approved by the Company's stockholders at its recent annual meeting. Shares acquired for the RRP will be purchased by an independent trustee from time to time, in either open market or privately negotiated transactions.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

             Not applicable


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

Item 5. Other Information

               None

Item 6. Exhibits and Reports on Form 8-K

               (a)   Exhibit 27 -- Financial Data Schedule*

               (b)   Reports on Form 8-K
                     None


----------
        *Submitted only with filing in electronic format.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HOME BANCORP OF ELGIN, INC.
                                         (Registrant)



                                   By:   /s/Lyle N. Dolan
                                         ----------------------
                                         Lyle N. Dolan
                                         Executive Vice President and Chief
                                         Financial and Accounting Officer


May 12, 1997