Form 10-Q
period 1997-06-30
HOME BANCORP OF ELGIN INC
filed 1997-08-11
CIK 1016325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------


                                    FORM 10-Q

          (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

          [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

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
                                                  ---   ---

            Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                   Outstanding at
                       Class                       June 30, 1997
                       -----                       -------------

                   Common Stock,
                   par value $.01                    6,855,799

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1.  Financial Statements of Home Bancorp of Elgin, Inc.

         Consolidated Balance Sheets (Unaudited) -- June 30, 1997
         and December 31, 1996 ..............................................  1

         Consolidated Statements of Earnings (Unaudited) -- Three
         and six months ended June 30, 1997 and 1996 ........................  2

         Consolidated Statements of Cash Flows (Unaudited) -- Three
         and six months ended June 30, 1997 and 1996 ........................  3

         Notes to Unaudited Consolidated Financial Statements ...............  4


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..............................................  5


Item 3.  Quantitative and Qualitative Disclosure About Market Risk .......... 17


                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1.  Legal Proceedings .................................................. 17

Item 2.  Changes in Securities .............................................. 17

Item 3.  Defaults upon Senior Securities .................................... 17

Item 4.  Submission of Matters to a Vote of Security Holders ................ 17

Item 5.  Other Information .................................................. 18

Item 6.  Exhibits and Reports on Form 8-K ................................... 18

Signatures .................................................................. 19

Part I - FINANCIAL INFORMATION
         ---------------------

ITEM 1. FINANCIAL STATEMENTS -- The consolidated statements of earnings and cash flows for the three months and six months ended June 30, 1996 are for Home Federal Savings and Loan Association of Elgin ("Home Federal" or the "Association") only, because Home Bancorp of Elgin, Inc. ("Home Bancorp" or the "Company"), the holding company for the Association, did not commence operations until September 26, 1996 in connection with the Association's conversion from mutual to stock form. The financial statements for 1997 are for Home Bancorp and its consolidated subsidiary.

HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
          (Unaudited)

                                                                                June 30,           Dec. 31,
                                                                                  1997               1996
                                                                               ----------         ----------
                                                                               (In thousands, except shares
                                                                                   and per share amounts)
ASSETS
 Cash and due from banks................................................      $    3,030        $    5,661
 Interest-earning deposits..............................................          22,969            22,341
 Investment securities held to maturity.................................          33,887            53,786
 Loans receivable, net..................................................         279,866           261,306
 Government National Mortgage Association
   mortgage-backed securities held to maturity..........................             114               142
 Accrued interest receivable............................................           1,770             1,701
 Real estate owned and in judgment, at lower of cost or fair value......             225               550
 Federal Home Loan Bank of Chicago stock, at cost.......................           2,606             2,678
 Office properties and equipment, net...................................           7,355             7,564
 Prepaid expenses and other assets......................................             755               606
                                                                              ----------        ----------
    Total assets........................................................      $  352,577        $  356,335
                                                                              ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Savings deposits.......................................................      $  249,086        $  251,795
 Advances from Federal Home Loan Bank of Chicago........................           5,000                --
 Advance payments by borrowers for taxes and insurance..................           2,090             2,012
 Accrued interest payable and other liabilities.........................           2,279             2,647
                                                                              ----------        ----------
    Total liabilities...................................................         258,455           256,454
                                                                              ----------        ----------

Stockholders' Equity:
 Preferred stock, $.01 par value, 3,000,000 shares
   authorized; none outstanding.........................................              --                --
 Common stock, $.01 par value; 12,000,000 shares authorized
   7,009,250 shares issued at June 30, 1997 and December 31,
   1996, 6,855,799 shares and 7,009,250 shares outstanding
   at June 30, 1997 and at December 31, 1996, respectively..............              70                70
 Additional paid-in capital.............................................          68,105            67,953
 Retained earnings, substantially restricted............................          38,232            37,325
 Treasury stock at cost (153,451 shares) ...............................          (2,470)               --
 Unearned ESOP compensation.............................................          (5,467)           (5,467)
 Unearned RRP compensation..............................................          (4,348)               --
                                                                              ----------         ---------
    Total stockholders' equity..........................................          94,122            99,881
                                                                              ----------        ----------
 Total liabilities and stockholders' equity.............................      $  352,577        $  356,335
                                                                              ==========        ==========

See accompanying notes to unaudited consolidated financial statements.

HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
             (Unaudited)

                                                            For the Three          For the Six
                                                             Months Ended          Months Ended
                                                              June 30,               June 30,
                                                           ---------------        ---------------
                                                           1997       1996        1997       1996
                                                           ----       ----        ----       ----
                                                                   (In thousands, except
                                                                     per share amounts)
INTEREST INCOME
 Loans secured by real estate .......................    $ 5,281    $ 5,242     $10,382    $10,553
 Other loans ........................................         15         13          30         28
 Mortgage-backed securities held to maturity ........          2          3           5          6
 Investment securities held to maturity .............        508         90       1,189        180
 Interest-earning deposits ..........................        444        185         746        346
 Federal Home Loan Bank of Chicago stock ............         44         45          89         94
                                                         -------    -------     -------    -------
     Total interest income ..........................      6,294      5,578      12,441     11,207
INTEREST EXPENSE
 Savings deposits ...................................      2,607      2,713       5,176      5,449
 Borrowed funds .....................................          5         --           5         37
                                                         -------    -------     -------    -------
     Total interest expense .........................      2,612      2,713       5,181      5,486
                                                         -------    -------     -------    -------
 Net interest income before provision for loan losses      3,682      2,865       7,260      5,721
 Provision for loan losses ..........................         30         30          60         60
                                                         -------    -------     -------    -------
 Net interest income after provision for loan losses       3,652      2,835       7,200      5,661
                                                         -------    -------     -------    -------
NON-INTEREST INCOME
 Service fee income .................................        245        300         495        594
 Gain on sale of real estate owned ..................         --          3          34         21
 Gain on sale of office properties and equipment ....         --         --          --          1
 Other income .......................................          6          6         194         11
                                                         -------    -------     -------    -------
     Total non-interest income ......................        251        309         723        627
NON-INTEREST EXPENSE
 Compensation and benefits ..........................      1,357      1,882       2,589      2,924
 Occupancy expense ..................................        405        371         802        750
 Federal deposit insurance premiums .................         63        170          94        339
 Advertising and promotion ..........................        111         92         208        174
 Automated teller machines ..........................        107        107         203        221
 Data processing ....................................        225        242         460        493
 Other ..............................................        460        297         940        562
                                                         -------    -------     -------    -------
     Total non-interest expense .....................      2,728      3,161       5,296      5,463
                                                         -------    -------     -------    -------
 Income before income tax expense ...................      1,175        (17)      2,627        825
 Income tax expense .................................        456         (7)      1,019        324
                                                         -------    -------     -------    -------
     Net income (loss) ..............................    $   719    $   (10)    $ 1,608    $   501
                                                         =======    =======     =======    =======

Earnings per share: .................................    $  0.11         NA     $  0.25         NA
                                                         =======    =======     =======    =======


See accompanying notes to unaudited consolidated financial statements.

HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
      (Unaudited)

                                                                                        For the Three Months     For the Six Months
                                                                                                Ended                  Ended
                                                                                               June 30,               June 30,
                                                                                        --------------------     ------------------
                                                                                          1997        1996         1997       1996
                                                                                        --------    --------     --------   --------

                                                                                                        (In thousands)
Cash flows from operating activities:
 Net income ........................................................................   $    719    $    (10)   $  1,608    $    501
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization .....................................................        157         151         314         300
 Provision for possible loan losses ................................................         30          30          60          60
 Accretion of discounts, net .......................................................       (166)         (8)       (476)        (15)
 Market adjustment for committed ESOP shares .......................................         82          --         152          --
 Cost of RRP .......................................................................        150          --         150          --
 Decrease in deferred loan fees ....................................................        (70)       (120)       (119)       (185)
 Gain on sale of real estate owned .................................................         --          (3)        (34)        (21)
 Gain on sale of office properties and equipment ...................................         --          --          --          (1)
 Decrease (increase) in accrued interest receivable ................................       (442)         49         (68)        (14)
 Increase in prepaid expenses and other assets, net ................................        (79)       (309)       (150)       (375)
 Increase (decrease) in accrued interest payable and other liabilities, net ........        435         553        (368)        626
                                                                                       --------    --------    --------    --------

    Net cash provided by operating activities ......................................        816         333       1,069         876
                                                                                       --------    --------    --------    --------

Cash flows from investing activities:
 Net decrease (increase) in loans receivable .......................................    (17,894)        280     (18,502)      3,386
 Repayment of mortgage-backed securities held to maturity ..........................         18          13          28          26
 Maturities of investment securities held to maturity ..............................     15,229          --      20,374          --
 Purchase of office properties and equipment .......................................        (20)       (105)       (105)       (236)
 Proceeds from the sale of REO .....................................................         --          49         359         186
 Proceeds from the sale of office properties and equipment .........................         --          --          --           1
 Redemption of stock in the Federal Home Loan Bank of Chicago ......................         72          --          72         378
                                                                                       --------    --------    --------    --------

    Net cash provided by (used in) investing activities ............................     (2,595)        237       2,226       3,741
                                                                                       --------    --------    --------    --------

Cash flows from financing activities:
 Increase (decrease) in Federal Home Loan Bank of Chicago advances .................      5,000          --       5,000      (4,000)
 Net decrease in savings deposits ..................................................     (3,950)     (5,863)     (2,708)     (1,350)
 Purchase of RRP stock .............................................................     (4,498)         --      (4,498)         --
 Purchase of Treasury stock ........................................................     (2,470)         --      (2,470)         --
 Dividends paid on common stock ....................................................       (701)         --        (701)         --
 Net increase (decrease) in advance payments by borrowers for taxes and
         insurance .................................................................       (885)       (971)         78          99
                                                                                       --------    --------    --------    --------
 Net cash used in financing activities .............................................     (7,504)     (6,834)     (5,299)     (5,251)
                                                                                       --------    --------    --------    --------
 Decrease in cash and cash equivalents .............................................     (9,283)     (6,264)     (2,004)       (634)
 Cash and cash equivalents at beginning of period ..................................     35,282      24,239      28,003      18,609
                                                                                       --------    --------    --------    --------
 Cash and cash equivalents at end of period ........................................   $ 25,999    $ 17,975    $ 25,999    $ 17,975
                                                                                       ========    ========    ========    ========


 Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest ...................................................................   $  2,600    $  2,719    $  5,179    $  5,543
        Income taxes ...............................................................        445         530         496         550


See accompanying notes to unaudited consolidated financial statements.

HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)        Basis of Presentation

           The consolidated financial statements included herein have been prepared by the Company without audit. In the opinion of management, the quarterly unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations at and for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire year.

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

(3)        Earnings Per Share

           Earnings per share of common stock for the three months and six months ended June 30, 1997 has been determined by dividing net income for the three months and six months by 6,499,102 and 6,482,510 respectively, the weighted average number of primary shares of common stock and common stock equivalents. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released. Earnings per share information for the three months and six months ended June 30, 1996 cannot be computed, because the Company did not issue stock until September 26, 1996.

(4)        Commitments and Contingencies

           At June 30, 1997, the Company had outstanding commitments to originate mortgage loans of $12.2 million, of which $6.9 million were fixed rate commitments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

           On September 26, 1996, Home Federal Savings and Loan Association of Elgin ("Home Federal" or the "Association") completed its conversion from mutual to stock form and became a wholly-owned subsidiary of Home Bancorp of Elgin, Inc. ("Home Bancorp" or the "Company"). On such date, the Company sold 7,009,250 shares of its common stock, par value $.01 per share, to the public, at a per share price of $10.00. The conversion and offering raised $62.4 million in net proceeds. The Company's sole business activity consists of the ownership of the Association. The Company also invests in short-term investment grade marketable securities and other liquid investments. The financial data presented in this Quarterly Report represents the activity of the Association for the three months and six months ended June 30, 1996 and the activity of Home Bancorp and subsidiary consolidated for the three month and six month period ended June 30, 1997. The Association's principal business consists of attracting deposits from the public and investing those deposits, along with funds generated from operations, primarily in loans secured by mortgages on one- to four-family residences. The Association's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense incurred on its interest-bearing liabilities, such as savings deposits. The Association also generates non-interest income such as service charges and other fees. The Association's non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, net costs of real estate owned, data processing fees and other operating expenses. The Association's results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies and actions of regulatory agencies.

           The selected financial ratios and other data of the Company set forth below are derived in part from, and should be read in conjunction with, the Financial Statements of the Company presented elsewhere in this report.



                                                                   At or For the                 At or For the
                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                      June 30,
                                                                ------------------             -----------------
                                                                1997          1996             1997         1996
                                                                ----          ----             ----         ----
                                                                          (Dollars in thousands, except
                                                                          shares and per share amounts)
                                                                                  (Unaudited)
SELECTED FINANCIAL RATIOS(1):
 PERFORMANCE RATIOS:
       Return (loss) on average assets .............            0.81%       (0.01)%            0.90%        0.33%
       Return (loss) on average equity .............            2.92        (0.11)             3.23         2.69
       Interest rate spread(2) .....................            3.09         3.55              3.07         3.54
       Net interest margin(3) ......................            4.29         4.01              4.25         3.99
       Average interest-earning assets to average
         interest-bearing liabilities ..............          139.59       111.93            138.98       111.90
       Non-interest expense to average assets ......            3.06         4.18              2.97         3.61
 CAPITAL RATIOS(1):
       Average equity to average assets ............           27.57        12.34             27.87        12.29
       Consolidated equity to total assets at end of
         period ....................................           26.70        12.38             26.70        12.38
       Tangible capital(4) .........................           20.27        12.38             20.27        12.38
       Core capital(4) .............................           20.27        12.38             20.27        12.38
       Total risk-based capital(4) .................           39.45        23.80             39.45        23.80
ASSET QUALITY RATIOS AND OTHER DATA(1):
       Total non-performing loans(5) ...............         $ 1,214      $ 1,127           $ 1,214      $ 1,127
       Real estate owned, net ......................             225          331               225          331
       Non-performing loans to total loans(6) ......            0.43%        0.43%             0.43%        0.43%
       Non-performing assets to total assets .......            0.41         0.49              0.41         0.49
       Allowance for loan losses to:
          Non-performing loans .....................           82.75        78.62             82.75        78.62
          Total loans(6) ...........................            0.36         0.33              0.36         0.33
       Number of shares outstanding(7) .............       6,855,799           NA         6,855,799           NA
       Book value per share(7) .....................         $ 13.73           NA           $ 13.73           NA

(1) With the exception of end-of-period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate. Capital Ratios and Asset Quality Ratios And Other Data are end-of-period ratios and data.
(2) The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(3) The net interest margin represents net interest income as a percentage of average interest-earning assets.
(4) These regulatory capital ratios are for Home Federal Savings and Loan Association of Elgin only.
(5) Non-performing loans consist of non-accrual loans; the Company did not have any loans that were 90 days or more past due and still accruing at any of the dates referred to in the table above.
(6) Total loans represents gross loans, less deferred loan fees and loans in process.
(7) Share information for 1996 cannot be computed, because the Company did not issue stock until September 26, 1996.

ANALYSIS OF NET INTEREST INCOME

           Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

           The following tables set forth certain information relating to the Company's statements of financial condition and the statements of operations for the three month and six month periods ended June 30, 1997 and 1996, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average monthly balances. The yields and costs include fees which are considered adjustments to yields.

                                                                           For the Three Months Ended June 30,
                                                      ---------------------------------------------------------------------------
                                                                      1997                                  1996
                                                      -------------------------------------  ------------------------------------
                                                                                   Average                                Average
                                                      Average                       Yield/   Average                       Yield/
                                                      Balance       Interest         Cost    Balance       Interest         Cost
                                                      -------       --------         ----    -------       --------         ----
                                                                                 (Dollars in thousands)
ASSETS:
 Interest-earning assets:
    Real estate loans(1) .......................      $273,367      $  5,281         7.73%   $264,392      $  5,242         7.93%
    Other loans ................................           652            15         9.20         571            13         9.11
    Mortgage-backed securities .................           122             2         6.56         166             3         7.23
    Investment securities ......................        33,843           508         6.00       5,960            90         6.04
    Interest-earning deposits ..................        32,563           444         5.45      12,156           185         6.09
    FHLB of Chicago stock ......................         2,606            44         6.75       2,678            45         6.72
                                                      --------      --------         ----    --------      --------         ----

        Total interest-earning assets ..........       343,153         6,294         7.34%    285,923         5,578         7.80%
                                                      --------      --------         ----    --------      --------         ----

 Allowance for loan losses .....................          (995)                                  (876)
 Non-interest-earning assets ...................        14,593                                 17,524
                                                      --------                               --------

        Total assets ...........................      $356,751                               $302,571
                                                      ========                               ========

LIABILITIES AND EQUITY:
 Interest-bearing liabilities:
    NOW/Super NOW accounts .....................      $ 42,072      $    230         2.19%   $ 43,514      $    230         2.11%
    Money market accounts ......................        16,450           130         3.16      17,360           141         3.25
    Passbook accounts ..........................        63,260           484         3.06      65,840           503         3.06
    Certificates of deposit ....................       123,714         1,763         5.70     128,742         1,839         5.71
    Borrowed funds .............................           330             5         6.06          --            --           --
                                                      --------      --------         ----    --------      --------         ----


    Total interest-bearing liabilities .........       245,826         2,612         4.25%    255,456         2,713         4.25%
                                                      --------      --------         ----    --------      --------         ----

 Non-interest bearing NOW accounts..............         5,928                                  4,796
 Other non-interest-bearing liabilities.........         6,632                                  4,967
                                                      --------                               --------

        Total liabilities.......................       258,386                                265,219
                                                      --------                               --------

 Stockholders' equity...........................        98,365                                 37,352
                                                      --------                               --------


        Total liabilities and stockholders'
          equity ...............................      $356,751                               $302,571
                                                      ========                               ========

 Net interest income............................                    $  3,682                               $  2,865
                                                                    ========                               ========
 Interest rate spread(2)........................                                     3.09%                                  3.55%
                                                                                     ====                                   ====
 Net interest margin(3).........................                                     4.29%                                  4.01%
                                                                                     ====                                   ====

 Ratio of interest-earning assets to
   interest-bearing liabilities.................                      139.59%                                111.93%
                                                                    ========                               ========

----------

(1) In computing the average balance of loans, non-accrual loans have been included.
(2) Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                                                                           For the Six Months Ended June 30,
                                                      ---------------------------------------------------------------------------
                                                                      1997                                  1996
                                                      -------------------------------------  ------------------------------------
                                                                                   Average                                Average
                                                      Average                       Yield/   Average                       Yield/
                                                      Balance       Interest         Cost    Balance       Interest         Cost
                                                      -------       --------         ----    -------       --------         ----
                                                                                 (Dollars in thousands)
ASSETS:
 Interest-earning assets:
    Real estate loans(1) .......................      $267,492      $ 10,382         7.76%   $264,766      $ 10,554         7.97%
    Other loans ................................           652            30         9.20         597            28         9.38
    Mortgage-backed securities .................           129             5         7.75         171             6         7.01
    Investment securities ......................        42,228         1,189         5.63       5,956           180         6.04
    Interest-earning deposits ..................        28,675           746         5.20      12,148           346         5.70
    FHLB of Chicago stock ......................         2,642            89         6.74       2,804            94         6.70
                                                      --------      --------         ----    --------      --------         ----

        Total interest-earning assets ..........       341,818        12,441         7.28%    286,442        11,208         7.83%
                                                      --------      --------         ----    --------      --------         ----

 Allowance for loan losses......................          (980)                                  (861)

 Non-interest-earning assets....................        15,907                                 17,085
                                                      --------                               --------

        Total assets............................      $356,745                               $302,666
                                                      ========                               ========

LIABILITIES AND EQUITY:
 Interest-bearing liabilities:
    NOW/Super NOW accounts .....................      $ 42,297      $    453         2.14%   $ 43,290      $    459         2.12%
    Money market accounts ......................        16,647           262         3.15      17,519           283         3.23
    Passbook accounts ..........................        63,033           962         3.05      65,807         1,019         3.10
    Certificates of deposit ....................       123,805         3,499         5.65     128,072         3,688         5.76
    Borrowed funds .............................           165             5         6.06       1,300            37         5.69
                                                      --------      --------         ----    --------      --------         ----

        Total interest-bearing liabilities .....       245,947         5,181         4.21%    255,988         5,486         4.29%
                                                      --------      --------         ----    --------      --------         ----

 Non-interest bearing NOW accounts..............         5,701                                  4,555
 Other non-interest-bearing liabilities.........         5,657                                  4,935
                                                      --------                               --------

        Total liabilities.......................       257,305                                265,478
                                                      --------                               --------

 Stockholders' equity...........................        99,440                                 37,188
                                                      --------                               --------

        Total liabilities and stockholders'
          equity................................      $356,745                               $302,666
                                                      ========                               ========

 Net interest income............................                    $  7,260                               $  5,722
                                                                    ========                               ========
 Interest rate spread(2)........................                                     3.07%                                  3.54%
                                                                                     ====                                   ====
 Net interest margin(3).........................                                     4.25%                                  3.99%
                                                                                     ====                                   ====

 Ratio of interest-earning assets to
   interest-bearing liabilities.................                      138.98%                                111.90%
                                                                    ========                               ========

----------

(1) In computing the average balance of loans, non-accrual loans have been included.
(2) Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND DECEMBER 31, 1996

            Total assets decreased $3.7 million or 1.1% from $356.3 million at December 31, 1996 to $352.6 million at June 30, 1997. The decrease in total assets was primarily due to the disbursement of funds for the $2.7 million decrease in savings deposits, $2.5 million purchase of treasury stock and $4.3 million purchase of stock for the Company's Recognition and Retention Plan ("RRP"), which were partially offset by the receipt of funds from a $5.0 million advance from the Federal Home Loan Bank of Chicago and a $907,000 increase in retained earnings.

            Cash and due from banks decreased $2.7 million or 46.5% from $5.7 million at December 31, 1996 to $3.0 million at June 30, 1997. This decrease was primarily due to the disbursement of funds for the $2.7 million decrease in savings deposits.

            Interest-earning deposits increased $628,000 or 2.8% from $22.3 million at December 31, 1996 to $23.0 million at June 30, 1997. This increase was primarily due to funds received from the repayment and maturity of $19.9 million in investment securities held to maturity, sale of $325,000 in real estate owned and in judgment, $5.0 million increase in advances from the Federal Home Loan Bank of Chicago and a $907,000 increase in retained earnings which was the net income for the six months ended June 30, 1997 less the dividends paid on common stock. These increases were partially offset by the disbursement of funds for the $18.6 million increase in loans receivable, $2.5 million for the purchase of treasury stock and $4.3 million for the purchase of the Company's common stock for the RRP.

            Investment securities held to maturity decreased $19.9 million or 37.0% from $53.8 million at December 31, 1996 to $33.9 million at June 30, 1997. This decrease was primarily due to the transfer of funds from maturing securities to interest-earning deposits which were primarily used for funding the increase in loans receivable, the purchase of treasury stock and the purchase of the Company's common stock for the RRP.

            Loans receivable increased $18.6 million or 7.1% from $261.3 million at December 31, 1996 to $279.9 million at June 30, 1997. This increase was primarily the result of more aggressive advertising of the Association's loan products.

            Real estate owned and in judgment decreased $325,000 or 59.1% from $550,000 at December 31, 1996 to $225,000 at June 30, 1997. This decrease was primarily due to the sale of two properties of real estate owned and no additions to real estate owned and in judgment during the six months ended June 30, 1997.

            Savings deposits decreased $2.7 million or 1.1% from $251.8 million at December 31, 1996 to $249.1 million at June 30, 1997. This decrease was primarily the result of withdrawals exceeding deposits and interest credits.

            Advances from the Federal Home Loan Bank of Chicago increased $5.0 million for the six months ended June 30, 1997. This increase was due to the management's decision to utilize low cost borrowings, in part, to fund the withdrawals from savings deposits and the increase in loan originations for the six months ended June 30, 1997.

            Retained earnings increased $907,000 or 2.4% from $37.3 million at December 31, 1996 to $38.2 million at June 30, 1997. This increase is the net income of $1.6 million for the six months ended June 30, 1997 which was partially offset by the payment of $701,000 in dividends on the Company's common stock.

            Treasury stock increased $2.5 million for the six months ended June 30, 1997. This increase is due to the implementation of the Company's 5% Stock Repurchase Program ("Repurchase Program") with the purchase of 153,431 shares of common stock in the open market for an aggregate of $2.5 million. Pursuant to the approval of the Office of Thrift Supervision, ("OTS"), the Association's primary federal regulator, an additional 197,031 shares of common stock may be repurchased by the Company under the Repurchase Program.

            Unearned RRP compensation increased $4.3 million for the six months ended June 30, 1997. This increase is primarily due to the purchase of 280,370 shares of the Company's common stock for the Company's RRP. The cost of the stock purchased for the RRP was $4.5 million, which was partially offset by RRP expense of $150,000.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND
1996

            GENERAL. Net income for the three months ended June 30, 1997 increased $729,000 from a $10,000 net loss for the three months June 30, 1996 to $719,000 in net income for the three months ended June 30, 1997 or $0.11 per share. The $729,000 increase was primarily due to an increase of $817,000 in net interest income before provision for loan losses and a decrease of $433,000 in non-interest expense. These increases were partially offset by a decrease of $58,000 in non-interest income and an increase of $463,000 in income tax expense.

            INTEREST INCOME. Interest income increased $716,000 or 12.8% from $5.6 million for the three months ended June 30, 1996 to $6.3 million for the three months ended June 30, 1997. This was due primarily to an increase in the average balance of interest-earning assets of $57.3 million or 20.0% from $285.9 million for the three months ended June 30, 1996 to $343.2 million for the three months ended June 30, 1997. This increase was partially offset by a decrease in the average yield earned on average interest-earning assets of 46 basis points from 7.80% for the three months ended June 30, 1996 to 7.34% for the three months ended June 30, 1997. The increase in the average balance of interest-earning assets was primarily due to receipt of the net proceeds from the Offering, which was partially offset by the decrease in interest-earning assets due to market conditions. The average yield earned on interest-earning assets decreased primarily as a result of the change in the composition of interest-earning assets and lower average yields on real estate loans and interest-earning deposits. The average balance of investment securities and interest-earning deposits increased $48.3 million from $18.1 million for the three months ended June 30, 1996 to $66.4 million for the three months ended June 30, 1997. These assets are the lowest yielding components of interest-earning assets, and, as a result of the large increase in these assets, the average yield was reduced. The average yield on real estate loans decreased as a result of the rates on new loan originations being lower than the rates on loans repaid. The yield earned on interest-earning deposits declined due to market conditions.

            INTEREST EXPENSE. Interest expense decreased $101,000 or 3.7% from $2.7 million for the three months ended June 30, 1996 to $2.6 million for the three months ended June 30, 1997. This decrease was primarily due to the decrease in the average balance of interest-bearing liabilities of $9.7 million or 3.8% from $255.5 million for the three months ended June 30, 1996 to $245.8 million for the three months ended June 30, 1997. The decrease in the average balance of interest-bearing liabilities was due to competitive market conditions and the Association's decision not to offer above-market interest rates on its savings deposits.

            NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $817,000 or 28.5% from $2.9 million for the three months ended June 30, 1996 to $3.7 million for the three months ended June 30, 1997. This increase was primarily due to a 27.66% increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 111.93% for the three months ended June 30, 1996 to 139.59% for the three months ended June 30, 1997, which was offset in part by a 46 basis point decrease in the interest rate spread from 3.55% for the three months ended June 30, 1996 to 3.09% for the three months ended June 30, 1997. The decrease in the interest rate spread was primarily due to a decrease in the average yield earned on average interest-earning assets of 0.46% from 7.80% for the three months ended June 30, 1996 to 7.34% for the three months ended June 30, 1997.

            PROVISION FOR LOAN LOSSES. The provision for loan losses was $30,000 for each period. Management determined that keeping the provision for loan losses at the same level was appropriate in light of its current review of the Association's loan portfolio, asset quality, delinquent and non-performing loans, the historically low loan loss experience and the national and regional economies. The ratio of the allowance for loan losses to non-performing loans was 82.75% and 78.62% at June 30, 1997 and June 30, 1996, respectively, and the ratio of the allowance for loan losses to total loans was 0.36% and 0.33% at such respective dates. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, regulatory examinations and other factors, both within and outside of management's control.

            NON-INTEREST INCOME. Non-interest income decreased $58,000 or 18.8% from $309,000 for the three months ended June 30, 1996 to $251,000 for the three months ended June 30, 1997. The decrease was primarily due to the decrease in service fee income of $55,000 from $300,000 for the three months ended June 30, 1996 to $245,000 for the three months ended June 30, 1997. This decrease was primarily due to the changes made to the account pricing structures for NOW accounts and ATM fees for competitive purposes in 1997.

            NON-INTEREST EXPENSE. Non-interest expense decreased $433,000 or 13.7% from $3.2 million for the three months ended June 30, 1996 to $2.7 million for the three months ended June 30, 1997. This decrease was primarily due to decreases in compensation and benefits, federal deposit insurance premiums and data processing expenses, which were offset by increases in occupancy, advertising and promotion and other expenses. Compensation and benefits expense decreased $525,000 or 27.9% from $1.9 million for the three months ended June 30, 1996 to $1.4 million for the three months ended June 30, 1997. This decrease is primarily due to pension expense of $911,000, which included $837,000 for the termination of the Association's pension plan, in the three month period ended June 30, 1996. There was no pension expense for the three months ended June 30, 1997. This was offset in part by $222,000 of ESOP expense and $150,000 of RRP expense for the three months ended June 30, 1997, which plans were not in effect during the period ended June 30, 1996, and normal salary increases. Federal deposit insurance premium expense decreased $107,000 or 62.9% from $170,000 for the three months ended June 30, 1996 to $63,000 for the three months ended June 30, 1997. The decrease was primarily due to reduced federal deposit insurance premiums as a result of the Deposit Insurance Funds Act of 1996. The decrease in data processing expense of $17,000 or 7.0% from $242,000 for the three months ended June 30, 1996 to $225,000 for the three months ended June 30, 1997 is primarily due to the payment for the final portion of a nonrecurring charge for processing that occurred in the three months ended June 30, 1996 of $15,000. The increase in occupancy expense of $34,000 or 9.2% from $371,000 for the three months ended June 30, 1996 to $405,000 for the three months ended June 30, 1997 was primarily due to a $20,000 increase in building repairs and maintenance expense. The remainder of the increase was due primarily to increased real estate taxes and additional expenses as a result of the opening and operating of the new South Elgin office. Advertising and promotion expense increased $19,000 or 20.7% from $92,000 for the three months ended June 30, 1996 to $111,000 for the three months ended June 30, 1997 primarily as a result of more aggressive advertising in 1997. Other non-interest expense increased $163,000 or 54.9% from $297,000 for the three months ended June 30, 1996 to $460,000 for the three months ended June 30, 1997 primarily due to increases in professional fees, stationery, printing and office supplies, transfer agent fees and franchise taxes resulting from operations as a public company.

            INCOME TAX EXPENSE. Income tax expense increased $463,000 from a $7,000 tax benefit for the three months ended June 30, 1996 to a $456,000 tax expense for the three months ended June 30, 1997. The effective tax rate was 38.8% for the three months ended June 30, 1997 and 41.2% for the three months ended June 30, 1996.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

            GENERAL. Net income for the six months ended June 30, 1997 increased $1.1 million or 221.0% from $501,000 for the six months ended June 30, 1996 to $1.6 million, or $0.25 per share, for the six months ended June 30, 1997. The $1.1 million increase was primarily due to an increase of $1.6 million in net interest income before provision for loan losses, a $96,000 increase in non-interest income and a $167,000 decrease in non-interest expense. These were partially offset by an increase of $695,000 in income tax expense.

            INTEREST INCOME. Interest income increased $1.2 million or 11.0% from $11.2 million for the six months ended June 30, 1996 to $12.4 million for the six months ended June 30, 1997. This was due primarily to an increase in the average balance of interest-earning assets of $55.4 million or 19.3% from $286.4 million for the six months ended June 30, 1996 to $341.8 million for the six months ended June 30, 1997. This increase was partially offset by a decrease in the average yield earned on average interest-earning assets of 55 basis points from 7.83% for the six months ended June 30, 1996 to 7.28% for the six months ended June 30, 1997. The increase in the average balance of interest-earning assets was primarily due to receipt of the net proceeds from the Offering, which was partially offset by the decrease in interest-earning assets due to market conditions. The average yield earned on interest-earning assets decreased primarily as a result of the change in the composition of interest-earning assets and lower average yields on real estate loans, investment securities and interest-earning deposits. The average balance of investment securities and interest-earning deposits increased $52.8 million from $18.1 million for the six months ended June 30, 1996 to $70.9 million for the six months ended June 30, 1997. These assets are the lowest yielding components of interest-earning assets, and, as a result of the large increase in these assets, the average yield was reduced. The average yield on real estate loans decreased as a result of the rates on new loan originations being lower than the rates on loans repaid. The yield earned on investment securities and interest-earning deposits declined due to market conditions.

            INTEREST EXPENSE. Interest expense decreased $305,000 or 5.6% from $5.5 million for the six months ended June 30, 1996 to $5.2 million for the six months ended June 30, 1997. This decrease was primarily due to the decrease in the average balance of interest-bearing liabilities of $10.1 million or 3.9% from $256.0 million for the six months ended June 30, 1996 to $245.9 million for the six months ended June 30, 1997. Interest expense also decreased as a result of the 8 basis point decrease in the average rate paid on interest-bearing liabilities from 4.29% for the six months ended June 30, 1996 to 4.21% for the six months ended June 30, 1997. The decrease in the average balance of interest-bearing liabilities was due to competitive market conditions and the Association's decision not to offer above-market interest rates on its savings deposits.

            NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $1.6 million or 26.9% from $5.7 million for the six months ended June 30, 1996 to $7.3 million for the six months ended June 30, 1997. This increase was primarily due to a 27.08% increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 111.90% for the six months ended June 30, 1996 to 138.98% for the six months ended June 30, 1997, which was offset in part by a 47 basis point decrease in the interest rate spread from 3.54% for the six months ended June 30, 1996 to 3.07% for the six months ended June 30, 1997. The decrease in the interest rate spread was primarily due to a decrease in the yield earned on average interest-earning assets of 0.55% from 7.83% for the six months ended June 30, 1996 to 7.28% for the six months ended June 30, 1997. This decrease was offset in part by a decrease in the average rate paid on average interest-bearing liabilities of 0.08% from 4.29% for the six months ended June 30, 1996 to 4.21% for the six months ended June 30, 1997.

            PROVISION FOR LOAN LOSSES. The provision for loan losses was $60,000 for each period. Management determined that keeping the provision for loan losses at the same level was appropriate in light of its current review of the Association's loan portfolio, asset quality, delinquent and non-performing loans, the historically low loan loss experience and the national and regional economies. The ratio of the allowance for loan losses to non-performing loans was 82.75% and 78.62% at June 30, 1997 and June 30, 1996, respectively, and the ratio of the allowance for loan losses to total loans was 0.36% and 0.33% at such respective dates. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, regulatory examinations and other factors, both within and outside of management's control.

            NON-INTEREST INCOME. Non-interest income increased $96,000 or 15.3% from $627,000 for the six months ended June 30, 1996 to $723,000 for the six months ended June 30, 1997. The increase was primarily due to an increase in other income of $183,000 from $11,000 for the six months ended June 30, 1996 to $194,000 for the six months ended June 30, 1997 due primarily to the receipt of $182,000 in excess funds from the liquidation of the Association's pension plan in connection with the Conversion. In addition, gain on sale of real estate owned increased $13,000 or 61.9% from $21,000 for the six months ended June 30, 1996 to $34,000 for the six months ended June 30, 1997 primarily due to the sale of more properties in 1997 than in 1996. These increases were partially offset by the $99,000 decrease in service fee income from $594,000 for the six months ended June 30, 1996 to $495,000 for the six months ended June 30, 1997. The decrease in service fee income was primarily due to the changes made to the account pricing structures for NOW accounts and ATM transaction fees for competitive purposes.

            NON-INTEREST EXPENSE. Non-interest expense decreased $167,000 or 3.1% from $5.5 million for the six months ended June 30, 1996 to $5.3 million for the six months ended June 30, 1997. This decrease was primarily due to decreases in compensation and benefits, federal deposit insurance premiums, automated teller machines expense and data processing expense, which were offset by increases in occupancy expense, advertising and promotion expense and other expense. Compensation and benefits expense decreased by $335,000 or 11.5% from $2.9 million for the six months ended June 30, 1996 to $2.6 million for the six months ended June 30, 1997. This decrease is primarily due to pension expense of $976,000, which included $837,000 for the termination of the Association's pension plan, in the six month period ended June 30, 1996. There was no pension expense for the six months ended June 30, 1997. This was offset, in part, by $431,000 of ESOP expense and $150,000 of RRP expense for the six month period ended June 30, 1997, which plans were not in effect as of June 30, 1996, and normal salary increases. Federal deposit insurance premiums expense decreased $245,000 or 72.3% from $339,000 for the six months ended June 30, 1996 to $94,000 for the six months ended June 30, 1997. The decrease was primarily due to reduced federal deposit insurance premiums as a result of the Deposit Insurance Fund Act of 1996. Automated teller machine expenses decreased $18,000 or 8.1% from $221,000 for the six months ended June 30, 1996 to $203,000 for the six months ended June 30, 1997. This decrease was primarily due to additional expense in 1996 of $17,000 associated with the change in the Association's ATM processors. Data processing expense decreased $33,000 or 6.7% from $493,000 for the six months ended June 30, 1996 to $460,000 for the six months ended June 30, 1997. This decrease was primarily due to a $30,000 charge for nonrecurring processing costs which occurred in March and April of 1996. Occupancy expense increased $52,000 or 6.9% from $750,000 for the six months ended June 30, 1996 to $802,000 for the six months ended June 30, 1997. This increase was primarily due to increased real estate taxes and additional expense as a result of opening and operating the new South Elgin office. Advertising and promotion expense increased $34,000 or 19.5% from $174,000 for the six months ended June 30, 1996 to $208,000 for the six months ended June 30, 1997. This increase was primarily the result of more aggressive advertising in 1997. Other non-interest expense increased $378,000 or 67.3% from $562,000 for the six months ended June 30, 1996 to $940,000 for the six months ended June 30, 1997. This increase was primarily due to increases in professional fees, stationery, printing and office supplies, transfer agent fees and franchise taxes resulting from operations as a public company.

            INCOME TAX EXPENSE. Income tax expense increased $695,000 or 214.5% from $324,000 for the six months ended June 30, 1996 to $1.0 million for the six months ended June 30, 1997. This increase was primarily due to more taxable income. The effective tax rate was 38.8% for the six months ended June 30, 1997 and 39.3% for the six months ended June 30, 1996.

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

            The Association is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable savings deposit accounts plus short-term borrowings, as defined by the regulations of the OTS. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At June 30, 1997, the Association's liquidity ratio was 15.77%, and its short-term liquidity ratio was 15.77%. The levels of the Association's short-term liquid assets are dependent on the Association's operating, financing and investing activities during any given period. Management believes it will have adequate resources to fund all commitments on a short-term and long-term basis in accordance with its business strategy.

            The primary investing activities of the Company are the origination of mortgage and other loans and the purchase of U. S. government or U. S. government agency securities. See the "Consolidated Statements of Cash Flows" in the unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities, investing activities and financing activities for the three and six months ended June 30, 1997 and 1996.

            The Company has other sources of liquidity if a need for additional funds arises, including the ability to obtain FHLB of Chicago advances of up to $52.1 million based on the Association's current investment in FHLB of Chicago stock. There were $5.0 million of such advances outstanding at June 30, 1997.

            At June 30, 1997, the Association had outstanding loan origination commitments of $12.2 million, undisbursed loans in process of $356,000 and unused lines of consumer credit of $257,000. The Association anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from June 30, 1997 totalled $73.6 million. Based upon the Association's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Association.

            At June 30, 1997, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $67.2 million, or 20.27% of total adjusted assets, which is above the required level of $5.0 million or 1.5%; core capital of $67.2 million, or 20.27% of total adjusted assets, which is above the required level of $9.9 million or 3.0%; and total risk-based capital of $68.2 million, or 39.45% of risk-weighted assets, which is above the required level of $13.8 million, or 8.0%.

            At June 30, 1997, the total stockholders' equity of Home Bancorp was $94.1 million. The ratio of total stockholders' equity to total assets at June 30, 1997 was 26.70%.

OTHER

            On April 18, 1997, the Company's Recognition and Retention Plan was approved by the Company's stockholders at its annual meeting. The RRP was authorized to purchase 280,370 shares of the Company's common stock in the open market. All of the shares were purchased in the three months period ended June 30, 1997.

            On May 1, 1997, the Company adopted a stock repurchase program ("Repurchase Program"), which authorized the Company to repurchase up to 350,462 shares, or five percent, of its 7,009,250 outstanding common shares on that date. The Repurchase Program received approval from the Office of Thrift Supervision ("OTS"), and as of June 30, 1997, 153,451 shares of stock had been purchased in the open market by the Company. An additional 197,031 shares of common stock may be repurchased by the Company under the Repurchase Program at the discretion of management.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

              Not applicable


Part II -- OTHER INFORMATION

Item 1.     Legal Proceedings

              None

Item 2.     Changes in Securities

              None

Item 3.     Defaults upon Senior Securities

              None

Item 4.     Submission of Matters to a Vote of Security Holders

            The Company held its Annual meeting of Stockholders (the "Meeting") on April 17, 1997. The purpose of the meeting was to vote on the following proposals:

            1.   The election of three directors for terms of three years each;

            2. The approval of the Home Bancorp of Elgin, Inc. 1997 Stock option Plan;

            3. The approval of the Home Bancorp of Elgin, Inc. 1997 Recognition and Retention Plan; and

            4. The ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the year ending December 31, 1997.

With respect to Proposal 1, all of the directors nominated by the Company were elected at the Meeting. In addition, Proposals 2,3 and 4 were approved at the Meeting. The voting results for the Proposals were as follows:

            Proposal 1:    Henry R. Hines         For                  5,955,037
                                                  Against                238,304

                           Thomas S. Rakow        For                  6,021,978
                                                  Against                171,363

                           Richard S. Scheflow    For                  6,025,447
                                                  Against                167,894

                           Broker Non-Votes:                                None

            Proposal 2:                           For                  4,294,097
                                                  Against                538,173
                                                  Abstain                 84,671

                                                  Broker Non-Votes     1,276,400

            Proposal 3:                           For                  4,214,740
                                                  Against                709,936
                                                  Abstain                 68,194

                                                  Broker Non-Votes     1,200,470

            Proposal 4:                           For                  6,034,658
                                                  Against                 90,616
                                                  Abstain                 68,066

                                                  Broker Non-Votes          None

Item 5.     Other Information

              None

Item 6.     Exhibits and Reports on Form 8-K

              (a)          Exhibit 27-- Financial Data Schedule*

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


August 11, 1997