Form 10-Q
period 1997-09-30
HOME BANCORP OF ELGIN INC
filed 1997-11-10
CIK 1016325

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

          (MARK ONE)

          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

          [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                                       N/A
                             ----------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED FROM LAST REPORT)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /.

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

                                                  OUTSTANDING AT
              CLASS                               SEPTEMBER 30, 1997
              -----                               ------------------
            COMMON STOCK,
            PAR VALUE $.01                          6,855,799


                                                  TABLE OF CONTENTS

                                           PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS OF HOME BANCORP OF ELGIN, INC.

          CONSOLIDATED BALANCE SHEETS (UNAUDITED) -- SEPTEMBER 30, 1997
          AND DECEMBER 31, 1996 ................................................................................ 1

          CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED) -- THREE AND NINE MONTHS ENDED
          SEPTEMBER 30, 1997 AND 1996 .......................................................................... 2

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- THREE AND NINE MONTHS ENDED
          SEPTEMBER 30, 1997 AND 1996 .......................................................................... 3

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS ................................................. 4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS ................................................................................ 5


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK............................................. 17


                                            PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS .................................................................................... 17

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ............................................................ 17

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ...................................................................... 17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................................................. 17

ITEM 5.   OTHER INFORMATION .................................................................................... 18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ..................................................................... 18

SIGNATURES ..................................................................................................... 19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS -- THE CONSOLIDATED STATEMENTS OF EARNINGS AND CASH FLOWS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 ARE PRIMARILY FOR HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF ELGIN ("HOME FEDERAL" OR THE "ASSOCIATION") ONLY, BECAUSE HOME BANCORP OF ELGIN, INC. ("HOME BANCORP" OR THE "COMPANY"), THE HOLDING COMPANY FOR THE ASSOCIATION, DID NOT COMMENCE OPERATIONS UNTIL SEPTEMBER 26, 1996 IN CONNECTION WITH THE ASSOCIATION'S CONVERSION FROM MUTUAL TO STOCK FORM. THE FINANCIAL STATEMENTS FOR 1997 ARE FOR HOME BANCORP AND ITS CONSOLIDATED SUBSIDIARY.

HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                   SEPT 30,             DEC. 31,
                                                                                     1997                 1996
                                                                                   --------             --------
                                                                                    (IN THOUSANDS, EXCEPT SHARES
                                                                                       AND PER SHARE AMOUNTS)
ASSETS
 CASH AND DUE FROM BANKS.....................................................    $      5,390         $      5,661
 INTEREST-EARNING DEPOSITS...................................................          33,622               22,341
 INVESTMENT SECURITIES HELD TO MATURITY......................................              --               53,786
 LOANS RECEIVABLE, NET.......................................................         291,050              261,306
 GOVERNMENT NATIONAL MORTGAGE ASSOCIATION
   MORTGAGE-BACKED SECURITIES HELD TO MATURITY...............................             100                  142
 ACCRUED INTEREST RECEIVABLE.................................................           1,511                1,701
 REAL ESTATE OWNED AND IN JUDGMENT, AT LOWER OF COST OR FAIR
   VALUE.....................................................................             264                  550
 FEDERAL HOME LOAN BANK OF CHICAGO STOCK, AT COST............................           2,606                2,678
 OFFICE PROPERTIES AND EQUIPMENT, NET........................................           7,213                7,564
 PREPAID EXPENSES AND OTHER ASSETS...........................................             762                  606
                                                                                 ------------         ------------
   TOTAL ASSETS..............................................................    $    342,518         $    356,335
                                                                                 ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 SAVINGS DEPOSITS............................................................    $    245,017         $    251,795
 ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE.......................             838                2,012
 ACCRUED INTEREST PAYABLE AND OTHER LIABILITIES..............................           2,270                2,647
                                                                                 ------------         ------------
   TOTAL LIABILITIES.........................................................         248,125              256,454
                                                                                 ------------         ------------

STOCKHOLDERS' EQUITY:
 PREFERRED STOCK, $.01 PAR VALUE, 3,000,000 SHARES
   AUTHORIZED; NONE OUTSTANDING..............................................              --                   --
 COMMON STOCK, $.01 PAR VALUE; 12,000,000 SHARES AUTHORIZED 7,009,250 SHARES
   ISSUED; 6,855,799 SHARES AND 7,009,250 SHARES OUTSTANDING AT SEPTEMBER 30,
   1997 AND AT DECEMBER
   31, 1996 RESPECTIVELY.....................................................              70                   70
 ADDITIONAL PAID-IN CAPITAL..................................................          68,215               67,953
 RETAINED EARNINGS, SUBSTANTIALLY RESTRICTED.................................          38,168               37,325
 TREASURY STOCK AT COST (153,451 SHARES AT SEPTEMBER 30, 1997)...............          (2,470)                  --
 UNEARNED ESOP COMPENSATION..................................................          (5,467)              (5,467)
 UNEARNED RRP COMPENSATION...................................................          (4,123)                  --
                                                                                 ------------         ------------
   TOTAL STOCKHOLDERS' EQUITY................................................          94,393               99,881
                                                                                 ------------         ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................    $    342,518         $    356,335
                                                                                 ============         ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
             (UNAUDITED)


                                                                        FOR THE THREE                        FOR THE NINE
                                                                         MONTHS ENDED                        MONTHS ENDED
                                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                            ------------------------------------  --------------------------------
                                                                   1997               1996              1997              1996
                                                            -------------------  ---------------  ----------------- --------------
                                                                                      (IN THOUSANDS, EXCEPT
                                                                                       PER SHARE AMOUNTS)
INTEREST INCOME
 LOANS SECURED BY REAL ESTATE..............................     $ 5,545              $ 5,207          $15,928           $15,761
 OTHER LOANS...............................................          14                   13               44                41
 MORTGAGE-BACKED SECURITIES HELD TO MATURITY...............           2                    3                7                 9
 INVESTMENT SECURITIES HELD TO MATURITY....................         454                   90            1,643               270
 INTEREST-EARNING DEPOSITS.................................         267                  296            1,013               642
 FEDERAL HOME LOAN BANK OF CHICAGO STOCK...................          44                   46              133               140
                                                                -------              -------          -------           -------
    TOTAL INTEREST INCOME..................................       6,326                5,655           18,768            16,863
INTEREST EXPENSE
 SAVINGS DEPOSITS..........................................       2,613                2,773            7,789             8,222
 BORROWED FUNDS............................................         117                   --              122                37
                                                                -------              -------          -------           -------
    TOTAL INTEREST EXPENSE.................................       2,730                2,773            7,911             8,259
                                                                -------              -------          -------           -------
 NET INTEREST INCOME BEFORE PROVISION FOR LOAN
     LOSSES................................................       3,596                2,882           10,857             8,604
 PROVISION FOR LOAN LOSSES.................................          30                   30               90                90
                                                                -------              -------          -------           -------
 NET INTEREST INCOME AFTER PROVISION FOR LOAN
     LOSSES................................................       3,566                2,852           10,767             8,514
                                                                -------              -------           ------           -------
NON-INTEREST INCOME
 SERVICE FEE INCOME........................................         256                  299              751               893
 GAIN ON SALE OF REAL ESTATE OWNED.........................          --                   --               34                21
 GAIN ON SALE OF OFFICE PROPERTIES AND EQUIPMENT...........          --                   --               --                 1
 OTHER INCOME..............................................           6                    6              200                17
                                                                -------              -------          -------           -------
    TOTAL NON-INTEREST INCOME..............................         262                  305              985               932
NON-INTEREST EXPENSE
 COMPENSATION AND BENEFITS.................................       1,468                1,027            4,057             3,953
 OCCUPANCY EXPENSE.........................................         401                  388            1,202             1,138
 FEDERAL DEPOSIT INSURANCE PREMIUMS........................          61                1,951              156             2,290
 ADVERTISING AND PROMOTION.................................         107                   97              315               270
 AUTOMATED TELLER MACHINES.................................         107                  106              311               327
 DATA PROCESSING...........................................         225                  227              685               720
 OTHER.....................................................         442                  327            1,382               889
                                                                -------              -------          -------           -------
    TOTAL NON-INTEREST EXPENSE.............................       2,811                4,123            8,108             9,587
                                                                -------              -------          -------           -------
 INCOME (LOSS) BEFORE INCOME TAX EXPENSE
  (BENEFIT)................................................       1,017                 (966)           3,644              (141)
 INCOME TAX EXPENSE (BENEFIT)..............................         394                 (375)           1,414               (51)
                                                                -------              -------          -------           -------
    NET INCOME (LOSS)......................................     $   623              $  (591)         $ 2,230           $   (90)
                                                                =======              =======          =======           =======

EARNINGS (LOSS) PER SHARE:.................................     $  0.10              $ (0.09)         $  0.35           $ (0.01)
                                                                =======              =======          =======           =======


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
     (UNAUDITED)

                                                                   FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                              ------------------------------------  ------------------------------
                                                                     1997              1996               1997              1996
                                                              ------------------ -----------------  ----------------- ------------
                                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME (LOSS)...........................................    $   623            $  (591)           $ 2,230           $   (90)
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
 DEPRECIATION AND AMORTIZATION ..............................        153                147                472               421
 PROVISION FOR LOAN LOSSES...................................         30                 30                 90                90
 PROVISION FOR DEFERRED TAXES................................        332                 --                332                --
 ACCRETION OF DISCOUNTS, NET.................................       (113)                --               (589)               --
 MARKET ADJUSTMENT FOR COMMITTED ESOP SHARES.................        110                 --                261                --
 COST OF RRP.................................................        225                 --                375                --
 DECREASE IN DEFERRED LOAN FEES..............................        (66)              (102)              (184)             (286)
 GAIN ON SALE OF REAL ESTATE OWNED...........................         --                 --                (34)              (21)
 GAIN ON SALE OF OFFICE PROPERTIES AND EQUIPMENT.............         --                 --                 --                (1)
 DECREASE IN ACCRUED INTEREST RECEIVABLE.....................        258                 82                190                68
 DECREASE (INCREASE) IN PREPAID EXPENSES AND OTHER
  ASSETS, NET................................................         (6)               358               (156)              (18)
 INCREASE (DECREASE) IN ACCRUED INTEREST PAYABLE AND
   OTHER LIABILITIES, NET....................................       (341)             1,759               (709)            2,385
                                                                 --------           -------            --------          -------

    NET CASH PROVIDED BY OPERATING ACTIVITIES................      1,205              1,683              2,278             2,548
                                                                 -------            -------            -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 NET DECREASE (INCREASE) IN LOANS RECEIVABLE.................    (11,188)               268            (29,689)            3,839
 REPAYMENT OF MORTGAGE-BACKED SECURITIES HELD TO
   MATURITY..................................................         14                  9                 42                36
 MATURITIES OF INVESTMENT SECURITIES HELD TO MATURITY........     34,000                 --             54,374                --
 PURCHASE OF OFFICE PROPERTIES AND EQUIPMENT.................        (11)              (664)              (120)             (889)
 PROCEEDS FROM THE SALE OF REO...............................         --                 --                359                --
 PROCEEDS FROM THE SALE OF OFFICE PROPERTIES AND
  EQUIPMENT..................................................         --                 --                 --                 1
 REDEMPTION OF STOCK IN THE FEDERAL HOME LOAN BANK
  OF CHICAGO.................................................         --                 --                 72               378
                                                                 -------            -------            -------           -------

    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES......     22,815               (387)            25,038             3,365
                                                                 -------            --------           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 NET PROCEEDS FROM THE SALE OF COMMON STOCK                           --             62,367                 --            62,367
 DECREASE IN FEDERAL HOME LOAN BANK OF CHICAGO
   ADVANCES..................................................     (5,000)                --                 --            (4,000)
 NET INCREASE (DECREASE) IN SAVINGS DEPOSITS.................     (4,069)             7,834             (6,778)            6,485
 PURCHASE OF RRP STOCK.......................................         --                 --             (4,498)               --
 PURCHASE OF TREASURY STOCK..................................         --                 --             (2,470)               --
 DIVIDENDS PAID ON COMMON STOCK..............................       (686)                --             (1,387)               --
 NET DECREASE IN ADVANCE PAYMENTS BY BORROWERS FOR
   TAXES AND INSURANCE.......................................     (1,252)            (1,234)            (1,174)           (1,135)
                                                                 -------            -------            -------           -------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........    (11,007)            68,967            (16,307)           63,717
                                                                 -------            -------            -------           -------
 INCREASE IN CASH AND CASH EQUIVALENTS.......................     13,013             70,263             11,009            69,630
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     25,999             17,976             28,003            18,609
                                                                 -------            -------            -------           -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $39,012            $88,239            $39,012           $88,239
                                                                 =======            =======            =======           =======

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    CASH PAID DURING THE PERIOD FOR:
        INTEREST.............................................    $ 2,669            $ 2,772            $ 7,848           $ 8,294
        INCOME TAXES.........................................        406                 --                902               530

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

(3)     EARNINGS PER SHARE

        EARNINGS PER SHARE OF COMMON STOCK FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 HAS BEEN DETERMINED BY DIVIDING NET INCOME FOR THE THREE MONTHS AND NINE MONTHS BY 6,431,369 AND 6,457,099, RESPECTIVELY, THE WEIGHTED AVERAGE NUMBER OF PRIMARY SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS. EARNINGS PER SHARE INFORMATION FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 HAS BEEN DETERMINED BY DIVIDING NET INCOME FOR THE THREE MONTHS AND NINE MONTHS BY 6,448,510, THE WEIGHTED AVERAGE NUMBER OF PRIMARY SHARES OF COMMON STOCK. ESOP SHARES ARE ONLY CONSIDERED OUTSTANDING FOR EARNINGS PER SHARE CALCULATIONS WHEN THEY ARE COMMITTED TO BE RELEASED.

(4)     COMMITMENTS AND CONTINGENCIES

        AT SEPTEMBER 30, 1997, THE COMPANY HAD OUTSTANDING COMMITMENTS TO ORIGINATE MORTGAGE LOANS OF $13.7 MILLION, OF WHICH $12.5 MILLION WERE FIXED RATE COMMITMENTS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        ON SEPTEMBER 26, 1996, HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF ELGIN ("HOME FEDERAL" OR THE "ASSOCIATION") COMPLETED ITS CONVERSION FROM MUTUAL TO STOCK FORM AND BECAME A WHOLLY-OWNED SUBSIDIARY OF HOME BANCORP OF ELGIN, INC. ("HOME BANCORP" OR THE "COMPANY"). ON SUCH DATE, THE COMPANY SOLD 7,009,250 SHARES OF ITS COMMON STOCK, PAR VALUE $.01 PER SHARE, TO THE PUBLIC, AT A PER SHARE PRICE OF $10.00. THE CONVERSION AND OFFERING RAISED $62.4 MILLION IN NET PROCEEDS. THE COMPANY'S SOLE BUSINESS ACTIVITY CONSISTS OF THE OWNERSHIP OF THE ASSOCIATION. THE COMPANY ALSO INVESTS IN SHORTTERM INVESTMENT GRADE MARKETABLE SECURITIES AND OTHER LIQUID INVESTMENTS. THE FINANCIAL DATA FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 REPRESENTS PRIMARILY THE ACTIVITY OF THE ASSOCIATION SINCE HOME BANCORP BECAME THE ASSOCIATION'S HOLDING COMPANY ON SEPTEMBER 26, 1996, AND THE ACTIVITY OF HOME BANCORP AND SUBSIDIARY CONSOLIDATED FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997. THE ASSOCIATION'S PRINCIPAL BUSINESS CONSISTS OF ATTRACTING DEPOSITS FROM THE PUBLIC AND INVESTING THOSE DEPOSITS, ALONG WITH FUNDS GENERATED FROM OPERATIONS, PRIMARILY IN LOANS SECURED BY MORTGAGES ON ONE- TO FOUR-FAMILY RESIDENCES. THE ASSOCIATION'S RESULTS OF OPERATIONS ARE DEPENDENT PRIMARILY ON NET INTEREST INCOME, WHICH IS THE DIFFERENCE BETWEEN THE INTEREST INCOME EARNED ON ITS INTEREST-EARNING ASSETS, SUCH AS LOANS AND SECURITIES, AND THE INTEREST EXPENSE INCURRED ON ITS INTEREST-BEARING LIABILITIES, SUCH AS SAVINGS DEPOSITS. THE ASSOCIATION ALSO GENERATES NON-INTEREST INCOME SUCH AS SERVICE CHARGES AND OTHER FEES. THE ASSOCIATION'S NON-INTEREST EXPENSES PRIMARILY CONSIST OF EMPLOYEE COMPENSATION AND BENEFITS, OCCUPANCY EXPENSES, FEDERAL DEPOSIT INSURANCE PREMIUMS, NET COSTS OF REAL ESTATE OWNED, DATA PROCESSING FEES AND OTHER OPERATING EXPENSES. THE ASSOCIATION'S RESULTS OF OPERATIONS ARE ALSO SIGNIFICANTLY AFFECTED BY GENERAL ECONOMIC AND COMPETITIVE CONDITIONS (PARTICULARLY CHANGES IN MARKET INTEREST RATES), GOVERNMENT POLICIES AND ACTIONS OF REGULATORY AGENCIES.

        THE SELECTED FINANCIAL RATIOS AND OTHER DATA OF THE COMPANY SET FORTH BELOW ARE DERIVED IN PART FROM, AND SHOULD BE READ IN CONJUNCTION WITH, THE FINANCIAL STATEMENTS OF THE COMPANY PRESENTED ELSEWHERE IN THIS REPORT.




                                                                      AT OR FOR THE                              AT OR FOR THE
                                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                              SEPTEMBER 30,
                                                        ----------------------------------------- ----------------------------------
                                                               1997                  1996                 1997              1996
                                                        -------------------  -------------------- --------------------- ------------
                                                                                    (DOLLARS IN THOUSANDS, EXCEPT
                                                                                    SHARES AND PER SHARE AMOUNTS)
                                                                                             (UNAUDITED)
SELECTED FINANCIAL RATIOS(1):
 PERFORMANCE RATIOS:
   RETURN (LOSS) ON AVERAGE ASSETS(2) ...............            0.70%            (0.73)%             0.84%               (0.04)%
   RETURN (LOSS) ON AVERAGE EQUITY(2) ...............            2.65             (4.08)              3.05                (0.27)
   AVERAGE INTEREST RATE SPREAD(3) ..................            3.01              3.19               3.05                 3.42
   NET INTEREST MARGIN(4) ...........................            4.19              3.89               4.23                 3.96
   AVERAGE INTEREST-EARNING ASSETS TO AVERAGE
     INTEREST-BEARING LIABILITIES ...................          137.14            118.71             138.35               114.12
   NON-INTEREST EXPENSE TO AVERAGE ASSETS ...........            3.17              5.11               3.04                 4.13
 CAPITAL RATIOS(1):
   AVERAGE EQUITY TO AVERAGE ASSETS .................           26.50             17.93              27.45                14.25
   CONSOLIDATED EQUITY TO TOTAL ASSETS AT END OF
      PERIOD ........................................           27.56             26.71              27.56                26.71
   TANGIBLE CAPITAL(5) ..............................           21.10             18.98              21.10                18.98
   CORE CAPITAL(5) ..................................           21.10             18.98              21.10                18.98
   TOTAL RISK-BASED CAPITAL(5) ......................           38.39             38.71              38.39                38.71
ASSET QUALITY RATIOS AND OTHER DATA(1):
   TOTAL NON-PERFORMING LOANS(6) ....................      $      940        $    1,500         $      940          $     1,500
   REAL ESTATE OWNED, NET ...........................             264               329                264                  329
   NON-PERFORMING LOANS TO TOTAL LOANS(7) ...........            0.32%             0.57%              0.32%                0.57%
   NON-PERFORMING ASSETS TO TOTAL ASSETS ............            0.35              0.49               0.35                 0.49
   ALLOWANCE FOR LOAN LOSSES TO:
      NON-PERFORMING LOANS ..........................          110.16             60.99             110.16                60.99
      TOTAL LOANS(7) ................................            0.35              0.35               0.35                 0.35
   NUMBER OF SHARES OUTSTANDING .....................       6,855,799         7,009,250          6,855,799            7,009,250
   BOOK VALUE PER SHARE .............................      $    13.77        $    14.12         $    13.77          $     14.12

(1) WITH THE EXCEPTION OF END-OF-PERIOD RATIOS, ALL RATIOS ARE BASED ON AVERAGE MONTHLY BALANCES DURING THE INDICATED PERIODS AND ARE ANNUALIZED WHERE APPROPRIATE. CAPITAL RATIOS AND ASSET QUALITY RATIOS AND OTHER DATA ARE END-OF-PERIOD RATIOS AND DATA.
(2) INCLUDES ONE TIME CHARGE OF $1,777,000 ($1,088,000 NET OF TAX EFFECTS) ASSOCIATED WITH THE RECAPITALIZATION OF THE SAIF FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND LOSS ON TERMINATION OF PENSION PLAN OF $837,000 ($512,000 NET OF TAX EFFECTS) FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996. EXCLUDING THE SAIF RECAPITALIZATION CHARGE, THE RETURN ON AVERAGE ASSETS AND AVERAGE EQUITY WOULD HAVE BEEN 0.62% AND 3.43%, RESPECTIVELY, FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 WOULD HAVE BEEN 0.43% AND 3.02%, RESPECTIVELY. EXCLUDING THE SAIF RECAPITALIZATION CHARGE AND THE LOSS ON TERMINATION OF THE PENSION PLAN, THE RETURN ON AVERAGE ASSETS AND AVERAGE EQUITY WOULD HAVE BEEN 0.65% AND 4.57%, RESPECTIVELY, FOR NINE MONTHS ENDED SEPTEMBER 30, 1996, AND THE RATIO OF NON-INTEREST EXPENSE TO AVERAGE ASSETS WOULD HAVE BEEN 2.91% AND 3.00%, RESPECTIVELY, FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996.
(3) THE AVERAGE INTEREST RATE SPREAD REPRESENTS THE DIFFERENCE BETWEEN THE WEIGHTED-AVERAGE YIELD ON INTEREST-EARNING ASSETS AND THE WEIGHTED-AVERAGE COST OF INTEREST-BEARING LIABILITIES.
(4) THE NET INTEREST MARGIN REPRESENTS NET INTEREST INCOME AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS.
(5) THESE REGULATORY CAPITAL RATIOS ARE FOR HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF ELGIN ONLY.
(6) NON-PERFORMING LOANS CONSIST OF NON-ACCRUAL LOANS; THE COMPANY DID NOT HAVE ANY LOANS THAT WERE 90 DAYS OR MORE PAST DUE AND STILL ACCRUING AT ANY OF THE DATES REFERRED TO IN THE TABLE ABOVE.
(7) TOTAL LOANS REPRESENTS GROSS LOANS LESS DEFERRED LOAN FEES AND LOANS IN PROCESS.

ANALYSIS OF NET INTEREST INCOME

         NET INTEREST INCOME REPRESENTS THE DIFFERENCE BETWEEN INCOME ON INTEREST-EARNING ASSETS AND EXPENSE ON INTEREST-BEARING LIABILITIES. NET INTEREST INCOME DEPENDS UPON THE RELATIVE AMOUNTS OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES AND THE INTEREST RATES EARNED OR PAID ON THEM.

         THE FOLLOWING TABLES SET FORTH CERTAIN INFORMATION RELATING TO THE COMPANY'S STATEMENTS OF FINANCIAL CONDITION AND THE STATEMENTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996, AND REFLECT THE AVERAGE YIELD ON ASSETS AND AVERAGE COST OF LIABILITIES FOR THE PERIODS INDICATED. SUCH YIELDS AND COSTS ARE DERIVED BY DIVIDING INCOME OR EXPENSE BY THE AVERAGE BALANCE OF ASSETS OR LIABILITIES, RESPECTIVELY, FOR THE PERIODS SHOWN. AVERAGE BALANCES ARE DERIVED FROM AVERAGE MONTHLY BALANCES. THE YIELDS AND COSTS INCLUDE FEES WHICH ARE CONSIDERED ADJUSTMENTS TO YIELDS.


                                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                              ---------------------------------------------------------------------
                                                                           1997                                  1996
                                                              -----------------------------------  --------------------------------
                                                                                        AVERAGE                             AVERAGE
                                                              AVERAGE                   YIELD/      AVERAGE                 YIELD/
                                                              BALANCE     INTEREST       COST       BALANCE     INTEREST     COST
                                                              -------     --------       ----       -------     --------     ----
                                                                                     (DOLLARS IN THOUSANDS)

ASSETS:
 INTEREST-EARNING ASSETS:
    REAL ESTATE LOANS(1)..................................   $ 287,378     $  5,545       7.72%     $ 264,441     $ 5,207     7.88%
    OTHER LOANS...........................................         599           14       9.35            578          13     9.00
    MORTGAGE-BACKED SECURITIES............................         103            2       7.77            154           3     7.79
    INVESTMENT SECURITIES.................................      32,258          454       5.63          5,968          90     6.03
    INTEREST-EARNING DEPOSITS.............................      20,416          267       5.23         22,757         296     5.20
    FHLB OF CHICAGO STOCK.................................       2,606           44       6.75          2,678          46     6.87
                                                             ---------     --------       ----      ---------     -------     ----

       TOTAL INTEREST-EARNING ASSETS......................     343,360        6,326       7.37%       296,576       5,655     7.63%
                                                             ---------     --------       ----      ---------     -------     ----

 ALLOWANCE FOR LOAN LOSSES................................      (1,025)                                  (905)

 NONINTEREST-EARNING ASSETS...............................      12,581                                 27,287
                                                             ---------                              ---------

       TOTAL ASSETS.......................................   $ 354,916                              $ 322,958
                                                             =========                              =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 INTEREST-BEARING LIABILITIES:
    NOW/SUPER NOW ACCOUNTS................................   $  41,759     $    222       2.13%     $  41,515     $   226     2.18%
    MONEY MARKET ACCOUNTS.................................      16,243          132       3.25         17,094         141     3.30
    PASSBOOK ACCOUNTS.....................................      61,134          476       3.11         64,421         510     3.17
    CERTIFICATES OF DEPOSIT...............................     123,349        1,783       5.78        126,809       1,896     5.98
    BORROWED FUNDS........................................       7,880          117       5.94             --          --       --
                                                             ---------     --------       ----      ---------     -------     ----

       TOTAL INTEREST-BEARING LIABILITIES.................     250,365        2,730       4.36%       249,839       2,773     4.44%
                                                             ---------     --------       ----      ---------     -------     ----

 NONINTEREST-BEARING NOW ACCOUNTS.........................       5,693                                 10,514
 OTHER NONINTEREST-BEARING LIABILITIES....................       4,792                                  4,684
                                                             ---------                              ---------

       TOTAL LIABILITIES..................................     260,850                                265,037
                                                             ---------                              ---------

   STOCKHOLDERS' EQUITY...................................      94,066                                 57,921
                                                             ---------                              ---------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........   $ 354,916                              $ 322,958
                                                             =========                              =========

 NET INTEREST INCOME......................................                 $  3,596                               $ 2,882
                                                                           ========                               =======
 INTEREST RATE SPREAD(2)..................................                                3.01%                               3.19%
                                                                                          ====                                ====
 NET INTEREST MARGIN(3)...................................                                4.19%                               3.89%
                                                                                          ====                                ====

 RATIO OF INTEREST-EARNING ASSETS TO
   INTEREST-BEARING LIABILITIES...........................                   137.14%                               118.71%
                                                                             ======                                ======


----------------
(1) IN COMPUTING THE AVERAGE BALANCE OF LOANS, NON-ACCRUAL LOANS HAVE BEEN INCLUDED.
(2) INTEREST RATE SPREAD REPRESENTS THE DIFFERENCE BETWEEN THE AVERAGE YIELD EARNED ON INTEREST-EARNING ASSETS AND THE AVERAGE COST OF INTEREST-BEARING LIABILITIES.
(3) NET INTEREST MARGIN REPRESENTS NET INTEREST INCOME AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS.

                                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------------------------------------------
                                                                            1997                                 1996
                                                               --------------------------------  ---------------------------------
                                                                                       AVERAGE                              AVERAGE
                                                               AVERAGE                 YIELD/       AVERAGE                 YIELD/
                                                               BALANCE     INTEREST     COST        BALANCE     INTEREST     COST
                                                               -------     --------     ----        -------     --------     ----
                                                                                      (DOLLARS IN THOUSANDS)
ASSETS:
 INTEREST-EARNING ASSETS:
    REAL ESTATE LOANS(1)...................................   $ 274,121     $15,928       7.75%    $ 264,658      $15,761     7.94%
    OTHER LOANS............................................         634          44       9.25           571           41     9.57
    MORTGAGE-BACKED SECURITIES.............................         120           7       7.78           165            9     7.27
    INVESTMENT SECURITIES..................................      38,905       1,643       5.63         5,960          270     6.04
    INTEREST-EARNING DEPOSITS..............................      25,921       1,013       5.21        15,685          642     5.46
    FHLB OF CHICAGO STOCK..................................       2,630         133       6.74         2,762          140     6.71
                                                              ---------     -------      -----     ---------      -------     ----

       TOTAL INTEREST-EARNING ASSETS.......................     342,331      18,768       7.31%      289,801       16,863     7.76%
                                                              ---------     -------      -----     ---------      -------     ----

 ALLOWANCE FOR LOAN LOSSES.................................        (995)                                (876)
 NONINTEREST-EARNING ASSETS................................      14,372                               20,505
                                                              ---------                            ---------

       TOTAL ASSETS........................................   $ 355,708                            $ 309,430
                                                              =========                            =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 INTEREST-BEARING LIABILITIES:
    NOW/SUPER NOW ACCOUNTS.................................   $  42,118     $   674       2.13%    $  42,275      $   685     2.16%
    MONEY MARKET ACCOUNTS..................................      16,512         394       3.18        17,378          424     3.25
    PASSBOOK ACCOUNTS......................................      62,400       1,439       3.07        65,345        1,529     3.12
    CERTIFICATES OF DEPOSIT................................     123,653       5,282       5.70       128,073        5,584     5.81
    BORROWED FUNDS.........................................       2,755         122       5.90           867           37     5.69
                                                              ---------     -------      -----     ---------      -------     ----


      TOTAL INTEREST-BEARING LIABILITIES...................     247,438       7,911       4.26%      253,938        8,259     4.34%
                                                              ---------     -------      -----     ---------      -------     ----

 NONINTEREST-BEARING NOW ACCOUNTS..........................       5,698                                6,541
 OTHER NONINTEREST-BEARING LIABILITIES.....................       4,923                                4,852
                                                              ---------                             --------

       TOTAL LIABILITIES...................................     258,059                              265,331
                                                              ---------                             --------

   STOCKHOLDERS' EQUITY....................................      97,649                               44,099
                                                              ---------                             --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........   $ 355,708                            $ 309,430
                                                              =========                            =========

 NET INTEREST INCOME.......................................                 $10,857                               $ 8,604
                                                                            =======                               =======
 INTEREST RATE SPREAD(2)...................................                               3.05%                               3.42%
                                                                                          ====                                ====
 NET INTEREST MARGIN(3)....................................                               4.23%                               3.96%
                                                                                          ====                                ====

 RATIO OF INTEREST-EARNING ASSETS TO
   INTEREST-BEARING LIABILITIES............................                  138.35%                               114.12%
                                                                             ======                                ======



----------------
(1) IN COMPUTING THE AVERAGE BALANCE OF LOANS, NON-ACCRUAL LOANS HAVE BEEN INCLUDED.

(2) INTEREST RATE SPREAD REPRESENTS THE DIFFERENCE BETWEEN THE AVERAGE YIELD EARNED ON INTEREST-EARNING ASSETS AND THE AVERAGE COST OF INTEREST-BEARING LIABILITIES.

(3) NET INTEREST MARGIN REPRESENTS NET INTEREST INCOME AS A PERCENTAGE OF AVERAGE INTEREST-EARNING ASSETS.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

         TOTAL ASSETS DECREASED $13.8 MILLION OR 3.9% FROM $356.3 MILLION AT DECEMBER 31, 1996 TO $342.5 MILLION AT SEPTEMBER 30, 1997. THE DECREASE IN TOTAL ASSETS WAS PRIMARILY DUE TO THE DISBURSEMENT OF FUNDS FOR THE $6.8 MILLION DECREASE IN SAVINGS DEPOSITS, $1.2 MILLION DECREASE IN ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE, $2.5 MILLION PURCHASE OF TREASURY STOCK AND $4.1 MILLION PURCHASE OF STOCK FOR THE COMPANY'S RECOGNITION AND RETENTION PLAN ("RRP").

         CASH AND DUE FROM BANKS DECREASED $271,000 OR 4.8% FROM $5,661,000 AT DECEMBER 31, 1996 TO $5,390,000 AT SEPTEMBER 30, 1997. THIS DECREASE WAS PRIMARILY DUE TO THE TRANSFER OF FUNDS TO INTEREST-EARNING DEPOSITS.

         INTEREST-EARNING DEPOSITS INCREASED $11.3 MILLION OR 50.5% FROM $22.3 MILLION AT DECEMBER 31, 1996 TO $33.6 MILLION AT SEPTEMBER 30, 1997. THIS INCREASE WAS PRIMARILY DUE TO $271,000 TRANSFERRED FROM CASH AND DUE FROM BANKS, A PORTION OF THE FUNDS RECEIVED FROM THE REPAYMENT AND MATURITY OF $53.8 MILLION IN INVESTMENT SECURITIES HELD TO MATURITY THAT WERE NOT REINVESTED IN LOANS, $190,000 FROM THE DECREASE IN ACCRUED INTEREST RECEIVABLE, THE DECREASE OF $286,000 IN REAL ESTATE OWNED AND IN JUDGMENT, AND A $843,000 INCREASE IN RETAINED EARNINGS WHICH WAS THE NET INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 LESS THE DIVIDENDS PAID ON COMMON STOCK. THESE INCREASES WERE PARTIALLY OFFSET BY THE DISBURSEMENT OF FUNDS FOR THE $6.8 MILLION DECREASE IN SAVINGS DEPOSITS, THE $1.2 MILLION DECREASE IN ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE, THE $29.7 MILLION INCREASE IN LOANS RECEIVABLE, $2.5 MILLION FOR THE PURCHASE OF TREASURY STOCK AND $4.1 MILLION FOR THE PURCHASE OF THE COMPANY'S COMMON STOCK FOR THE RRP.

         INVESTMENT SECURITIES HELD TO MATURITY DECREASED $53.8 MILLION OR 100.0%. ALL THE SECURITIES MATURED AND THE FUNDS WERE TRANSFERRED TO INTEREST-EARNING DEPOSITS.

         LOANS RECEIVABLE INCREASED $29,744,000 OR 11.4% FROM $261,306,000 AT DECEMBER 31, 1996 TO $291,050,000 AT SEPTEMBER 30, 1997. THIS INCREASE WAS PRIMARILY THE RESULT OF MORE AGGRESSIVE ADVERTISING OF THE ASSOCIATION'S LOAN PRODUCTS.

         REAL ESTATE OWNED AND IN JUDGMENT DECREASED $286,000 OR 52.0% FROM $550,000 AT DECEMBER 31, 1996 TO $264,000 AT SEPTEMBER 30, 1997. THIS DECREASE WAS PRIMARILY DUE TO THE SALE OF TWO PROPERTIES OF REAL ESTATE OWNED. NO NEW PROPERTIES WERE ADDED TO REAL ESTATE OWNED AND IN JUDGMENT DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

         SAVINGS DEPOSITS DECREASED $6.8 MILLION OR 2.7% FROM $251.8 MILLION AT DECEMBER 31, 1996 TO $245.0 MILLION AT SEPTEMBER 30, 1997. THIS DECREASE WAS PRIMARILY THE RESULT OF WITHDRAWALS EXCEEDING DEPOSITS AND INTEREST CREDITS.

         STOCKHOLDERS' EQUITY DECREASED BY $5.5 MILLION FROM $99.9 MILLION AT DECEMBER 31, 1996 TO $94.4 MILLION AT SEPTEMBER 30, 1997. RETAINED EARNINGS INCREASED $843,000 OR 2.3% FROM $37,325,000 AT DECEMBER 31, 1996 TO $38,168,000
AT SEPTEMBER 30, 1997. THIS INCREASE IS THE NET INCOME OF $2,230,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 WHICH WAS PARTIALLY OFFSET BY THE PAYMENT OF $1,387,000 IN DIVIDENDS ON THE COMPANY'S COMMON STOCK. TREASURY STOCK INCREASED $2.5 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THIS INCREASE IS DUE TO THE IMPLEMENTATION OF THE COMPANY'S 5% STOCK REPURCHASE PROGRAM ("REPURCHASE PROGRAM") WITH THE PURCHASE OF 153,451 SHARES OF COMMON STOCK IN THE OPEN MARKET FOR AN AGGREGATE OF $2.5 MILLION. PURSUANT TO THE APPROVAL OF THE OFFICE OF THRIFT SUPERVISION ("OTS"), THE ASSOCIATION'S PRIMARY FEDERAL REGULATOR, AN ADDITIONAL 197,011 SHARES OF COMMON STOCK MAY BE REPURCHASED BY THE COMPANY UNDER THE REPURCHASE PROGRAM.

         UNEARNED RRP COMPENSATION INCREASED $4.1 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THIS INCREASE IS PRIMARILY DUE TO THE PURCHASE OF 280,370 SHARES OF THE COMPANY'S COMMON STOCK FOR THE COMPANY'S RRP. THE COST OF THE STOCK PURCHASED FOR THE RRP WAS $4.5 MILLION, WHICH WAS PARTIALLY OFFSET BY RRP EXPENSE OF $375,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         GENERAL. NET INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 INCREASED $1,214,000 FROM A $591,000 NET LOSS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO NET INCOME OF $623,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 OR $0.10 PER SHARE. THE $1,214,000 INCREASE WAS PRIMARILY DUE TO AN INCREASE OF $714,000 IN NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES AND A DECREASE OF $1,312,000 IN NON-INTEREST EXPENSE, WHICH WERE OFFSET, IN PART, BY A DECREASE OF $43,000 IN NON-INTEREST INCOME AND AN INCREASE OF $769,000 IN INCOME TAX EXPENSE.

         INTEREST INCOME. INTEREST INCOME INCREASED $671,000 OR 11.9% FROM $5,655,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO $6,326,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997. THIS WAS DUE PRIMARILY TO AN INCREASE IN THE AVERAGE BALANCE OF INTEREST-EARNING ASSETS OF $46.8 MILLION OR 15.8% FROM $296.6 MILLION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO $343.4 MILLION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997. THIS INCREASE WAS PARTIALLY OFFSET BY A DECREASE IN THE AVERAGE YIELD EARNED ON AVERAGE INTEREST-EARNING ASSETS OF 26 BASIS POINTS FROM 7.63% FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO 7.37% FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997. THE INCREASE IN THE AVERAGE BALANCE OF INTEREST-EARNING ASSETS WAS PRIMARILY DUE TO RECEIPT OF THE NET PROCEEDS FROM THE OFFERING, WHICH WAS PARTIALLY OFFSET BY THE DECREASE IN INTEREST-EARNING ASSETS DUE TO MARKET CONDITIONS. THE AVERAGE YIELD EARNED ON INTEREST-EARNING ASSETS DECREASED PRIMARILY AS A RESULT OF THE CHANGE IN THE COMPOSITION OF INTEREST-EARNING ASSETS AND LOWER AVERAGE YIELDS ON REAL ESTATE LOANS AND INVESTMENT SECURITIES. THE AVERAGE BALANCE OF INVESTMENT SECURITIES INCREASED $26.3 MILLION FROM $6.0 MILLION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO $32.3 MILLION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997. INVESTMENT SECURITIES IS ONE OF THE LOWER YIELDING COMPONENTS OF INTEREST-EARNING ASSETS, AND, AS A RESULT OF THE LARGE INCREASE IN INVESTMENT SECURITIES, THE AVERAGE YIELD WAS REDUCED. THE AVERAGE YIELD ON REAL ESTATE LOANS DECREASED AS A RESULT OF THE RATES ON NEW LOAN ORIGINATIONS BEING LOWER THAN THE RATES ON LOANS REPAID. THE YIELD EARNED ON INTEREST-EARNING DEPOSITS INCREASED DUE TO MARKET CONDITIONS.

         INTEREST EXPENSE. INTEREST EXPENSE DECREASED $43,000 OR 1.6% FROM $2,773,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO $2,730,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997. THIS DECREASE WAS PRIMARILY DUE TO THE DECREASE IN THE AVERAGE RATE PAID ON AVERAGE INTEREST-BEARING LIABILITIES OF 8 BASIS POINTS FROM 4.44% FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO 4.36% FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997. THIS DECREASE WAS PARTIALLY OFFSET BY A $526,000 INCREASE IN THE AVERAGE BALANCE OF INTEREST-BEARING LIABILITIES FROM $249,839,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO $250,365,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES INCREASED $714,000 OR 24.8% FROM $2.9 MILLION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO $3.6 MILLION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997. THIS INCREASE WAS PRIMARILY DUE TO AN INCREASE IN THE RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES FROM 118.71% FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO 137.14% FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997, WHICH WAS OFFSET IN PART BY AN 18 BASIS POINT DECREASE IN THE INTEREST RATE SPREAD FROM 3.19% FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO 3.01% FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997. THE NET INTEREST MARGIN INCREASED BY 30 BASIS POINTS FROM 3.89% FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO 4.19% FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

         PROVISION FOR LOAN LOSSES. THE PROVISION FOR LOAN LOSSES WAS $30,000 FOR EACH PERIOD. MANAGEMENT DETERMINED THAT KEEPING THE PROVISION FOR LOAN LOSSES AT THE SAME LEVEL WAS APPROPRIATE IN LIGHT OF ITS CURRENT REVIEW OF THE ASSOCIATION'S LOAN PORTFOLIO, ASSET QUALITY, DELINQUENT AND NON-PERFORMING LOANS, THE HISTORICALLY LOW LOAN LOSS EXPERIENCE AND THE NATIONAL AND REGIONAL ECONOMIES. THE RATIO OF THE ALLOWANCE FOR LOAN LOSSES TO NON-PERFORMING LOANS WAS 110.16% AND 60.99% AT SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996, RESPECTIVELY, AND THE RATIO OF THE ALLOWANCE FOR LOAN LOSSES TO TOTAL LOANS WAS 0.35% AT BOTH RESPECTIVE DATES. MANAGEMENT BELIEVES THAT THE PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES ARE REASONABLE AND ADEQUATE TO COVER ANY KNOWN LOSSES AND ANY LOSSES REASONABLY EXPECTED IN THE EXISTING LOAN PORTFOLIO. WHILE

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

         NON-INTEREST INCOME. NON-INTEREST INCOME DECREASED $43,000 OR 14.1% FROM $305,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO $262,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997. THE DECREASE WAS DUE TO THE DECREASE IN SERVICE FEE INCOME OF $43,000 FROM $299,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO $256,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997. THIS DECREASE WAS PRIMARILY DUE TO THE CHANGES MADE TO THE ACCOUNT PRICING STRUCTURES FOR NOW ACCOUNTS AND ATM FEES FOR COMPETITIVE PURPOSES IN 1997.

         NON-INTEREST EXPENSE. NON-INTEREST EXPENSE DECREASED $1.3 MILLION OR 31.8% FROM $4.1 MILLION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO $2.8 MILLION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997. THIS DECREASE WAS PRIMARILY DUE TO A DECREASE IN FEDERAL DEPOSIT INSURANCE PREMIUMS WHICH WAS OFFSET, IN PART, BY INCREASES IN COMPENSATION AND BENEFITS, OCCUPANCY, ADVERTISING AND PROMOTION AND OTHER EXPENSES. FEDERAL DEPOSIT INSURANCE PREMIUM EXPENSE DECREASED $1.9 MILLION OR 96.9% FROM $2.0 MILLION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO $61,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997. THIS DECREASE WAS PRIMARILY DUE TO A ONE TIME SAIF ASSESSMENT OF $1.8 MILLION IN THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996. COMPENSATION AND BENEFITS EXPENSE INCREASED $441,000 OR 42.9% FROM $1,027,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO $1,468,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997. THIS INCREASE IS PRIMARILY DUE TO $251,000 OF EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP") EXPENSE AND $225,000 OF RECOGNITION AND RETENTION PLAN ("RRP") EXPENSE FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997, WHICH PLANS WERE NOT IN EFFECT DURING THE PERIOD ENDED SEPTEMBER 30, 1996, WHICH WERE OFFSET BY DECREASES IN SALARY EXPENSES DUE TO REDUCTIONS IN STAFF SIZE. THE INCREASE IN OCCUPANCY EXPENSE OF $13,000 OR 3.4% FROM $388,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO $401,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 WAS PRIMARILY DUE TO INCREASED BUILDING REPAIRS AND MAINTENANCE EXPENSE, REAL ESTATE TAXES AND ADDITIONAL EXPENSES AS A RESULT OF THE OPENING AND OPERATING OF THE NEW SOUTH ELGIN OFFICE. ADVERTISING AND PROMOTION EXPENSE INCREASED $10,000 OR 10.3% FROM $97,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO $107,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 PRIMARILY AS A RESULT OF MORE AGGRESSIVE ADVERTISING IN 1997. OTHER NON-INTEREST EXPENSE INCREASED $115,000 OR 35.2% FROM $327,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO $442,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 PRIMARILY DUE TO INCREASES IN PROFESSIONAL FEES, TRANSFER AGENT FEES AND FRANCHISE TAXES RESULTING FROM OPERATIONS AS A PUBLIC COMPANY.

         INCOME TAX EXPENSE. INCOME TAX EXPENSE INCREASED $769,000 FROM A $375,000 TAX BENEFIT FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO A $394,000 TAX EXPENSE FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997. THIS INCREASE WAS PRIMARILY DUE TO MORE TAXABLE INCOME. THE EFFECTIVE TAX RATE WAS 38.7% FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 38.8% FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         GENERAL. NET INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 INCREASED $2.3 MILLION FROM A $90,000 NET LOSS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NET INCOME OF $2.2 MILLION, OR $0.35 PER SHARE, FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THE $2.3 MILLION INCREASE WAS PRIMARILY DUE TO AN INCREASE OF $2.3 MILLION IN NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES, A $53,000 INCREASE IN NON-INTEREST INCOME AND A $1.5 MILLION DECREASE IN NON-INTEREST EXPENSE. THESE WERE PARTIALLY OFFSET BY AN INCREASE OF $1.5 MILLION IN INCOME TAX EXPENSE.

         INTEREST INCOME. INTEREST INCOME INCREASED $1.9 MILLION OR 11.3% FROM $16.9 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO $18.8 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THIS WAS DUE PRIMARILY TO AN INCREASE IN THE AVERAGE BALANCE OF INTEREST-EARNING ASSETS OF $52.5 MILLION OR 18.1% FROM $289.8 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO $342.3 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THIS INCREASE WAS PARTIALLY OFFSET BY A DECREASE IN THE AVERAGE YIELD EARNED ON AVERAGE INTEREST-EARNING ASSETS OF 45 BASIS POINTS FROM 7.76% FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO 7.31% FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THE INCREASE IN THE AVERAGE BALANCE OF INTEREST-EARNING ASSETS WAS PRIMARILY DUE TO RECEIPT OF THE NET PROCEEDS FROM THE OFFERING, WHICH WAS PARTIALLY OFFSET BY THE DECREASE IN INTEREST-EARNING ASSETS DUE TO MARKET CONDITIONS. THE AVERAGE YIELD EARNED ON INTEREST-EARNING ASSETS DECREASED PRIMARILY AS A RESULT OF THE CHANGE IN THE COMPOSITION OF INTEREST-EARNING ASSETS AND LOWER AVERAGE YIELDS ON REAL ESTATE LOANS, INVESTMENT SECURITIES AND INTEREST-EARNING DEPOSITS. THE AVERAGE BALANCE OF INVESTMENT SECURITIES AND INTEREST-EARNING DEPOSITS INCREASED $43.2 MILLION FROM $21.6 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO $64.8 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THESE ASSETS ARE THE LOWEST YIELDING COMPONENTS OF INTEREST-EARNING ASSETS, AND, AS A RESULT OF THE LARGE INCREASE IN THESE ASSETS, THE AVERAGE YIELD WAS REDUCED. THE AVERAGE YIELD ON REAL ESTATE LOANS DECREASED AS A RESULT OF THE RATES ON NEW LOAN ORIGINATIONS BEING LOWER THAN THE RATES ON LOANS REPAID. THE YIELD EARNED ON INVESTMENT SECURITIES AND INTEREST-EARNING DEPOSITS DECLINED DUE TO MARKET CONDITIONS.

         INTEREST EXPENSE. INTEREST EXPENSE DECREASED $348,000 OR 4.2% FROM $8,259,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO $7,911,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THIS DECREASE WAS PRIMARILY DUE TO THE DECREASE IN THE AVERAGE BALANCE OF INTEREST-BEARING LIABILITIES OF $6.5 MILLION OR 2.6% FROM $253.9 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO $247.4 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. INTEREST EXPENSE ALSO DECREASED AS A RESULT OF THE 8 BASIS POINT DECREASE IN THE AVERAGE RATE PAID ON INTEREST-BEARING LIABILITIES FROM 4.34% FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO 4.26% FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THE DECREASE IN THE AVERAGE BALANCE OF INTEREST-BEARING LIABILITIES WAS DUE TO COMPETITIVE MARKET CONDITIONS AND THE ASSOCIATION'S DECISION NOT TO OFFER ABOVE-MARKET INTEREST RATES ON ITS SAVINGS DEPOSITS.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES INCREASED $2.3 MILLION OR 26.2% FROM $8.6 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO $10.9 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THIS INCREASE WAS PRIMARILY DUE TO AN INCREASE IN THE RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES FROM 114.12% FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO 138.35% FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997, WHICH WAS OFFSET IN PART BY A 37 BASIS POINT DECREASE IN THE INTEREST RATE SPREAD FROM 3.42% FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO 3.05% FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THE NET INTEREST MARGIN INCREASED BY 27 BASIS POINTS FROM 3.96% FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO 4.23% FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

         PROVISION FOR LOAN LOSSES. THE PROVISION FOR LOAN LOSSES WAS $90,000 FOR EACH PERIOD. MANAGEMENT DETERMINED THAT KEEPING THE PROVISION FOR LOAN LOSSES AT THE SAME LEVEL WAS APPROPRIATE IN LIGHT OF ITS CURRENT REVIEW OF THE ASSOCIATION'S LOAN PORTFOLIO, ASSET QUALITY, DELINQUENT AND NON-PERFORMING LOANS, THE HISTORICALLY LOW LOAN LOSS EXPERIENCE AND THE NATIONAL AND REGIONAL ECONOMIES. THE RATIO OF THE ALLOWANCE FOR LOAN LOSSES TO NON-PERFORMING LOANS WAS 110.16% AND 60.99% AT SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996, RESPECTIVELY, AND THE RATIO OF THE ALLOWANCE FOR LOAN LOSSES TO TOTAL LOANS WAS 0.35% AT BOTH RESPECTIVE DATES. MANAGEMENT BELIEVES THAT THE PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES ARE REASONABLE AND

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

         NON-INTEREST INCOME. NON-INTEREST INCOME INCREASED $53,000 OR 5.7% FROM $932,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO $985,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THE INCREASE WAS PRIMARILY DUE TO AN INCREASE IN OTHER INCOME OF $183,000 FROM $17,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO $200,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997, WHICH WAS DUE PRIMARILY TO THE RECEIPT OF $182,000 IN EXCESS FUNDS FROM THE LIQUIDATION OF THE ASSOCIATION'S PENSION PLAN IN CONNECTION WITH THE CONVERSION. IN ADDITION, GAIN ON SALE OF REAL ESTATE OWNED INCREASED $13,000 OR 61.9% FROM $21,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO $34,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 PRIMARILY DUE TO THE SALE OF MORE PROPERTIES IN 1997 THAN IN 1996. THESE INCREASES WERE PARTIALLY OFFSET BY THE $142,000 DECREASE IN SERVICE FEE INCOME FROM $893,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO $751,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THE DECREASE IN SERVICE FEE INCOME WAS PRIMARILY DUE TO THE CHANGES MADE TO THE ACCOUNT PRICING STRUCTURES FOR NOW ACCOUNTS AND ATM TRANSACTION FEES FOR COMPETITIVE PURPOSES.

         NON-INTEREST EXPENSE. NON-INTEREST EXPENSE DECREASED $1.5 MILLION OR 15.4% FROM $9.6 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO $8.1 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THIS DECREASE WAS PRIMARILY DUE TO DECREASES IN FEDERAL DEPOSIT INSURANCE PREMIUMS, AUTOMATED TELLER MACHINES EXPENSE AND DATA PROCESSING EXPENSE, WHICH WERE OFFSET, IN PART, BY INCREASES IN COMPENSATION AND BENEFITS, OCCUPANCY EXPENSE, ADVERTISING AND PROMOTION EXPENSE AND OTHER EXPENSE. FEDERAL DEPOSIT INSURANCE PREMIUM EXPENSE DECREASED $2,134,000 OR 93.2% FROM $2,290,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO $156,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THE DECREASE WAS PRIMARILY DUE TO THE ONE TIME SAIF ASSESSMENT OF $1.8 MILLION IN THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996. COMPENSATION AND BENEFITS EXPENSE INCREASED BY $104,000 OR 2.6% FROM $4.0 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO $4.1 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THIS INCREASE IS PRIMARILY DUE TO $682,000 OF ESOP EXPENSE AND $339,000 OF RRP EXPENSE FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997, WHICH PLANS WERE NOT IN EFFECT AS OF SEPTEMBER 30, 1996. FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996, THE COMPANY RECORDED PENSION EXPENSE OF $993,000, WHICH INCLUDED $837,000 FOR THE TERMINATION OF THE ASSOCIATION'S PENSION PLAN IN CONNECTION WITH THE CONVERSION. THERE WAS NO PENSION EXPENSE FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THE REMAINDER OF THE INCREASE IN COMPENSATION AND BENEFITS EXPENSE WAS DUE TO NORMAL SALARY INCREASES. AUTOMATED TELLER MACHINE EXPENSES DECREASED $16,000 OR 4.9% FROM $327,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO $311,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THIS DECREASE WAS PRIMARILY DUE TO ADDITIONAL EXPENSE IN 1996 OF $17,000 ASSOCIATED WITH THE CHANGE IN THE ASSOCIATION'S ATM PROCESSORS. DATA PROCESSING EXPENSE DECREASED $35,000 OR 4.9% FROM $720,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO $685,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THIS DECREASE WAS PRIMARILY DUE TO A $30,000 CHARGE FOR NONRECURRING PROCESSING COSTS WHICH OCCURRED IN MARCH AND APRIL OF 1996. OCCUPANCY EXPENSE INCREASED $64,000 OR 5.6% FROM $1,138,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO $1,202,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THIS INCREASE WAS PRIMARILY DUE TO INCREASED REAL ESTATE TAXES AND ADDITIONAL EXPENSE AS A RESULT OF OPENING AND OPERATING THE NEW SOUTH ELGIN OFFICE. ADVERTISING AND PROMOTION EXPENSE INCREASED $45,000 OR 16.7% FROM $270,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO $315,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THIS INCREASE WAS PRIMARILY THE RESULT OF MORE AGGRESSIVE ADVERTISING IN 1997. OTHER NON-INTEREST EXPENSE INCREASED $493,000 OR 55.5% FROM $889,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO $1,382,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997. THIS INCREASE WAS PRIMARILY DUE TO INCREASES IN PROFESSIONAL FEES, STATIONERY, PRINTING AND OFFICE SUPPLIES, TRANSFER AGENT FEES AND FRANCHISE TAXES RESULTING FROM OPERATIONS AS A PUBLIC COMPANY.

         INCOME TAX EXPENSE. INCOME TAX EXPENSE INCREASED $1.5 MILLION FROM A $51,000 TAX BENEFIT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO A $1.4 MILLION TAX EXPENSE FOR THE NINE MONTHS ENDED SEPTEMBER

30, 1997. THIS INCREASE WAS PRIMARILY DUE TO MORE TAXABLE INCOME. THE EFFECTIVE TAX RATE WAS 38.8% FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 36.2% FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996.


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

         THE ASSOCIATION IS REQUIRED TO MAINTAIN AN AVERAGE DAILY BALANCE OF LIQUID ASSETS AND SHORT-TERM LIQUID ASSETS AS A PERCENTAGE OF NET WITHDRAWABLE SAVINGS DEPOSIT ACCOUNTS PLUS SHORT-TERM BORROWINGS, AS DEFINED BY THE REGULATIONS OF THE OTS. THE MINIMUM REQUIRED LIQUIDITY AND SHORT-TERM LIQUIDITY RATIOS ARE CURRENTLY 5.0% AND 1.0%, RESPECTIVELY. AT SEPTEMBER 30, 1997, THE ASSOCIATION'S LIQUIDITY RATIO WAS 7.44%, AND ITS SHORT-TERM LIQUIDITY RATIO WAS 7.44%. THE LEVELS OF THE ASSOCIATION'S SHORT-TERM LIQUID ASSETS ARE DEPENDENT ON THE ASSOCIATION'S OPERATING, FINANCING AND INVESTING ACTIVITIES DURING ANY GIVEN PERIOD. MANAGEMENT BELIEVES IT WILL HAVE ADEQUATE RESOURCES TO FUND ALL COMMITMENTS ON A SHORT-TERM AND LONG-TERM BASIS IN ACCORDANCE WITH ITS BUSINESS STRATEGY.

         THE PRIMARY INVESTING ACTIVITIES OF THE COMPANY ARE THE ORIGINATION OF MORTGAGE AND OTHER LOANS AND THE PURCHASE OF U. S. GOVERNMENT OR U. S. GOVERNMENT AGENCY SECURITIES. SEE THE "CONSOLIDATED STATEMENTS OF CASH FLOWS" IN THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS FORM 10-Q FOR THE SOURCES AND USES OF CASH FLOWS FOR OPERATING ACTIVITIES, INVESTING ACTIVITIES AND FINANCING ACTIVITIES FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

         THE COMPANY HAS OTHER SOURCES OF LIQUIDITY IF A NEED FOR ADDITIONAL FUNDS ARISES, INCLUDING THE ABILITY TO OBTAIN FHLB OF CHICAGO ADVANCES OF UP TO $52.1 MILLION BASED ON THE ASSOCIATION'S CURRENT INVESTMENT IN FHLB OF CHICAGO STOCK. THERE WERE NO SUCH ADVANCES OUTSTANDING AT SEPTEMBER 30, 1997.

         AT SEPTEMBER 30, 1997, THE ASSOCIATION HAD OUTSTANDING LOAN ORIGINATION COMMITMENTS OF $13.7 MILLION, UNDISBURSED LOANS IN PROCESS OF $847,000 AND UNUSED LINES OF CONSUMER CREDIT OF $251,000. THE ASSOCIATION ANTICIPATES THAT IT WILL HAVE SUFFICIENT FUNDS AVAILABLE TO MEET ITS CURRENT ORIGINATION AND OTHER LENDING COMMITMENTS. CERTIFICATES OF DEPOSIT SCHEDULED TO MATURE IN ONE YEAR OR LESS FROM SEPTEMBER 30, 1997 TOTALLED $72.5 MILLION. BASED UPON THE ASSOCIATION'S MOST RECENT EXPERIENCE AND PRICING STRATEGY, MANAGEMENT BELIEVES THAT A SIGNIFICANT PORTION OF SUCH DEPOSITS WILL REMAIN WITH THE ASSOCIATION.

         AT SEPTEMBER 30, 1997, THE ASSOCIATION EXCEEDED ALL OF ITS REGULATORY CAPITAL REQUIREMENTS WITH A TANGIBLE CAPITAL LEVEL OF $67.9 MILLION, OR 21.10% OF TOTAL ADJUSTED ASSETS, WHICH IS ABOVE THE REQUIRED LEVEL OF $4.8 MILLION OR 1.5%; CORE CAPITAL OF $67.9 MILLION, OR 21.10% OF TOTAL ADJUSTED ASSETS, WHICH IS ABOVE THE REQUIRED LEVEL OF $9.7 MILLION OR 3.0%; AND TOTAL RISK-BASED CAPITAL OF $68.9 MILLION, OR 38.39% OF RISK-WEIGHTED ASSETS, WHICH IS ABOVE THE REQUIRED LEVEL OF $14.4 MILLION, OR 8.0%.

         AT SEPTEMBER 30, 1997, THE TOTAL STOCKHOLDERS' EQUITY OF HOME BANCORP WAS $94.4 MILLION. THE RATIO OF TOTAL STOCKHOLDERS' EQUITY TO TOTAL ASSETS AT SEPTEMBER 30, 1997 WAS 27.56%.


OTHER

         ON APRIL 18, 1997, THE COMPANY'S RECOGNITION AND RETENTION PLAN WAS APPROVED BY THE COMPANY'S STOCKHOLDERS AT ITS ANNUAL MEETING. THE RRP WAS AUTHORIZED TO PURCHASE 280,370 SHARES OF THE COMPANY'S COMMON STOCK IN THE OPEN MARKET. ALL OF THE SHARES WERE PURCHASED IN THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997.

         ON MAY 1, 1997, THE COMPANY ADOPTED A STOCK REPURCHASE PROGRAM ("REPURCHASE PROGRAM"), WHICH AUTHORIZED THE COMPANY TO REPURCHASE UP TO 350,462 SHARES, OR FIVE PERCENT, OF ITS 7,009,250 OUTSTANDING COMMON SHARES ON THAT DATE. THE REPURCHASE PROGRAM RECEIVED APPROVAL FROM THE OTS, AND AS OF SEPTEMBER 30, 1997, 153,451 SHARES OF STOCK HAD BEEN PURCHASED IN THE OPEN MARKET BY THE COMPANY. AN ADDITIONAL 197,011 SHARES OF COMMON STOCK MAY BE REPURCHASED BY THE COMPANY UNDER THE REPURCHASE PROGRAM AT THE DISCRETION OF MANAGEMENT.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                  NOT APPLICABLE


PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  NONE

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         THE COMPANY HELD A SPECIAL MEETING OF STOCKHOLDERS (THE "MEETING") ON SEPTEMBER 29, 1997. THE PURPOSE OF THE MEETING WAS TO VOTE ON THE FOLLOWING
PROPOSALS:

         1. THE APPROVAL OF AMENDMENTS TO THE HOME BANCORP OF ELGIN, INC. 1997 STOCK OPTION PLAN; AND

         2. THE APPROVAL OF AMENDMENTS TO THE HOME BANCORP OF ELGIN, INC. 1997 RECOGNITION AND RETENTION PLAN.

EACH PROPOSAL WAS APPROVED AT THE MEETING. THE VOTING RESULTS FOR THE PROPOSALS WERE AS FOLLOWS:

         PROPOSAL 1:  AMENDMENTS TO THE HOME BANCORP OF ELGIN, INC. 1997 STOCK
                      OPTION PLAN
                               FOR                                    4,712,185
                               AGAINST                                  765,469
                               ABSTAIN                                   81,191

                               BROKER NON-VOTES                         110,131

         PROPOSAL 2:  AMENDMENTS TO THE HOME BANCORP OF ELGIN, INC. 1997
                      RECOGNITION AND RETENTION PLAN
                               FOR                                    4,859,770
                               AGAINST                                  660,339
                               ABSTAIN                                   75,927

                               BROKER NON-VOTES                          72,939



ITEM 5.  OTHER INFORMATION

                  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (A)   EXHIBIT 27 -- FINANCIAL DATA SCHEDULE*

                 (B)   REPORTS ON FORM 8-K
                       NONE



-------------------

        *SUBMITTED ONLY WITH FILING IN ELECTRONIC FORMAT.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.





                                 HOME BANCORP OF ELGIN, INC.
                                 (REGISTRANT)



                                 BY:   /s/ LYLE N. DOLAN
                                           ----------------------------------
                                           LYLE N. DOLAN
                                           EXECUTIVE VICE PRESIDENT AND CHIEF
                                           FINANCIAL AND ACCOUNTING OFFICER


NOVEMBER 10, 1997