Form 10-K
period 1997-12-31
HOME BANCORP OF ELGIN INC
filed 1998-03-31
CIK 1016325

--------------------------------------------------------------------------------

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
       (Mark One)

           /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ----- to -------

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K [ X ]

          As of March 1, 1998, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $127,689,000.

          As of March 1, 1998, 6,855,799 shares of Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S 1997 ANNUAL REPORT TO STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART II.

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR ITS 1998 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART III
--------------------------------------------------------------------------------

                           HOME BANCORP OF ELGIN, INC.
                           ANNUAL REPORT ON FORM 10-K
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1997

                                TABLE OF CONTENTS


                                                      PART I
ITEM 1.        BUSINESS ......................................................................................    1
ITEM 2.        PROPERTIES ....................................................................................   28
ITEM 3.        LEGAL PROCEEDINGS .............................................................................   28
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........................................   29

                                                      PART II
ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .........................   29
ITEM 6.        SELECTED FINANCIAL DATA........................................................................   29
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS .........................................................................   29
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................   29
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................................................   29
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE ..........................................................................   29

                                                     PART III
ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............................................   30
ITEM 11.       EXECUTIVE COMPENSATION ........................................................................   30
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................   30
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................................................   30

                                                      PART IV
ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ...............................   30


                                     PART I

ITEM 1.  BUSINESS

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

          The Association's principal business consists of attracting deposits from the public and investing those deposits, along with funds generated from operations, primarily in loans secured by mortgages on one- to four-family residences. The Association's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as savings deposits. The Association also generates noninterest income such as service charges and other fees. The Association's noninterest expenses primarily consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, net costs of real estate owned, advertising and promotion, automated teller machine, professional services, stationery, printing and office supplies, data processing fees and other operating expenses. The Association's results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies and actions of regulatory agencies. The Association exceeded all of its regulatory capital requirements at December 31, 1997.

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

COMPETITION

          The Association faces substantial competition for both the savings deposits it accepts and the loans it makes. The Association's market area has a high density of financial institutions, including branch offices of major commercial banks, all of which compete with the Association to varying degrees. The Association also encounters significant competition for savings deposits from commercial banks, savings banks and savings and loan associations located in its market area, as well as competition for savings deposits from non-bank institutions such as brokerage firms, insurance companies, money market mutual funds, other mutual funds (such as corporate and government securities funds) and annuities. The Association offers a more limited product line than many competitors, with an emphasis on product delivery and customer service instead. The Association competes for savings deposits by offering a variety of customer services and savings deposit accounts at generally competitive interest rates. The Association and its competitors are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, real estate market values, government policies and actions of regulatory authorities.

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

LENDING ACTIVITIES

          LOAN PORTFOLIO COMPOSITION. The Association's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At December 31, 1997, the Association had gross loans receivable outstanding of $301.9 million of which $296.8 million, or 98.29%, were one- to four-family, residential mortgage loans. The remainder consisted of $2.4 million of multifamily mortgage loans, or 0.79% of gross loans; $755,000 of commercial real estate mortgage loans, or 0.25% of gross loans; $1.3 million of construction and land loans, or 0.42% of gross loans; and $761,000 of other loans, or 0.25% of gross loans.

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

          The following table sets forth the composition of Association's mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.


                                                           AT DECEMBER 31,
                              ----------------------------------------------------------------------------
                                        1997                      1996                       1995
                              -------------------------  ------------------------ -----------------------
                                             PERCENT                    PERCENT                 PERCENT
                                 AMOUNT      OF TOTAL       AMOUNT      OF TOTAL    AMOUNT      OF TOTAL
                              ------------ ------------  ------------ ----------- ----------- ------------
                                                                                    (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
  One- to four-family .......  $  296,769       98.29%    $  259,785      98.17%    $ 265,115     98.09%
  Multifamily ...............       2,394        0.79          2,628       0.99         3,106      1.15
  Construction and land......       1,265        0.42            750       0.28           456      0.17
  Commercial.................         755        0.25            815       0.31           891      0.33
                               ----------     -------     ----------    -------     ---------    ------
     Total mortgage loans....     301,183       99.75        263,978      99.75       269,568     99.74
                               ----------     -------     ----------    -------     ---------    ------

OTHER LOANS:
  Passbook savings (secured
    by savings and time
    deposits)................         679        0.22            573       0.22           627      0.23
  Consumer installment loans.          82        0.03             88       0.03            92      0.03
                               ----------     -------     ----------    -------     ---------    ------
     Total other loans.......         761        0.25            661       0.25           719      0.26
                               ----------     -------     ----------    -------     ---------    ------

          Gross loans........  $  301,944     100.00%    $   264,639     100.00%    $ 270,287    100.00%
                               ==========     =======    ===========    =======     =========    ======

LESS:
  Loans in process...........  $      914                 $      872                $     418
  Deferred loan fees.........       1,305                      1,516                    1,890
  Allowance for loan losses..       1,064                        945                      826
                               ----------                 ----------                ---------
          Loans, net.........  $  298,661                 $  261,306                $ 267,153
                               ==========                 ==========                =========



                                                 AT DECEMBER 31,
                                 -----------------------------------------------
                                            1994                     1993
                                 ------------------------ ----------------------
                                              PERCENT                   PERCENT
                                  AMOUNT      OF TOTAL       AMOUNT     OF TOTAL
                                 ---------- ------------- ------------ ---------

MORTGAGE LOANS:
  One- to four-family .......   $267,727         97.63%      $298,117     97.54%
  Multifamily ...............      4,118          1.50          4,587      1.50
  Construction and land .....        859          0.31          1,130      0.37
  Commercial ................        862          0.31          1,039      0.34
                                --------        ------       --------    ------
     Total mortgage loans ...    273,566         99.75        304,873     99.75
                                --------        ------       --------    ------

OTHER LOANS:
  Passbook savings (secured
    by savings and time
    deposits) ...............        576          0.21            631      0.21
  Consumer installment loans         100          0.04            120      0.04
                                --------        ------       --------    ------
     Total other loans ......        676          0.25            751      0.25
                                --------        ------       --------    ------

          Gross loans .......   $274,242        100.00%      $305,624    100.00%
                                ========        ======       ========    ======

LESS:
  Loans in process ..........   $    150                     $    505
  Deferred loan fees ........      2,403                        3,034
  Allowance for loan losses .        649                          409
                                                             --------
          Loans, net ........   $271,040                     $301,676
                                ========                     ========

        LOAN MATURITY AND REPRICING. The following table shows the maturity or period to repricing of the Association's loan portfolio at December 31, 1997. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on the Association's loan portfolio totaled $39.7 million for the year ended December 31, 1997.


                                                                         AT DECEMBER 31, 1997
                                                                          MORTGAGE LOANS
                                             --------------------------------------------------------------------------------
                                              ONE- TO
                                               FOUR-         MULTI-    CONSTRUCTION                      OTHER        TOTAL
                                              FAMILY         FAMILY      AND LAND        COMMERCIAL      LOANS        LOANS
                                              ------         ------    ------------      ----------      -----        -----
                                                                          (IN THOUSANDS)
AMOUNT DUE:
   One year or less..........................  $ 20,921      $  553       $   69           $ 34          $664        $ 22,241
                                               --------      ------       ------           ----          ----        --------
AFTER ONE YEAR:
   One to three years .......................    31,911         403           29             --            80          32,423
   More than three years to five years ......    26,809         401        1,167            312            17          28,706
   More than five years to ten years ........    36,184         133           --            245            --          36,562
   More than ten years to twenty years ......    71,350         904           --            164            --          72,418
   Over twenty years ........................   109,594          --           --             --            --         109,594
                                               --------      ------       ------           ----          ----        --------

TOTAL DUE OR REPRICING AFTER ONE YEAR .......   275,848       1,841        1,196            721            97         279,703
                                               --------      ------       ------           ----          ----        --------

TOTAL AMOUNTS DUE OR REPRICING, GROSS........  $296,769      $2,394       $1,265           $755          $761        $301,944
                                               ========      ======       ======           ====          ====        ========

        The following table sets forth the dollar amounts in each loan category at December 31, 1997 that are due after December 31, 1998, and whether such loans have fixed or adjustable interest rates.


                                                                             DUE AFTER DECEMBER 31, 1998
                                                              -----------------------------------------------------
                                                                  FIXED              ADJUSTABLE               TOTAL
                                                                  -----              ----------               -----
                                                                                  (IN THOUSANDS)
MORTGAGE LOANS:
  One- to four-family ...................................     $ 227,367             $  48,481             $ 275,848
  Multifamily ...........................................         1,323                   518                 1,841
  Construction and land..................................         1,186                    10                 1,196
  Commercial.............................................           481                   240                   721
OTHER LOANS..............................................            97                    --                    97
                                                              ---------             ---------             ---------
     TOTAL LOANS.........................................     $ 230,454             $  49,249             $ 279,703
                                                              =========             =========             =========

        ORIGINATIONS, PURCHASES, SALE AND SERVICING OF LOANS. Loan originations are developed from continuing business with depositors and borrowers, referrals from real estate agents, builders, and walk-in customers. Loans are originated by the Association's staff of salaried employees. While the Association originates both fixed-rate and adjustable-rate loans, its ability to originate loans is dependent upon demand for loans in its delineated lending area. Demand is affected by the local economy and interest rate environment. The Association retains all newly originated fixed-rate and adjustable-rate mortgage loans in its portfolio. The Association does not normally sell mortgage loans nor has it purchased mortgage loans. The Association sold two loans in 1995 in the amount of $169,000 on a servicing-released basis to a community housing group.

        During the year ended December 31, 1997, the Association originated $77.1 million of loans, compared to $36.3 million and $34.0 million in 1996 and 1995, respectively. Loan originations exceeded loan repayments in 1997 primarily as a result of more aggressive advertising of the Association's loan products. Loan repayments exceeded loan originations during the years ended December 31, 1996 and 1995 as a result of a generally rising interest rate environment and competitive market conditions.

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

        The following table sets forth the Association's loan originations, loan sales and principal repayments by loan type for the periods indicated.


                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                1997             1996             1995
                                                                ----             ----             ----
                                                                            (IN THOUSANDS)
LOANS (GROSS):
     At beginning of period..............................     $   264,639      $   270,287      $   274,242
MORTGAGE LOANS ORIGINATED:
     One- to four-family.................................          75,037           35,177           33,157
     Multifamily.........................................             380               --               --
     Construction and land ..............................             838              623               76
     Commercial .........................................             241               --              119
                                                              -----------      -----------      -----------
          TOTAL MORTGAGE LOANS ORIGINATED................          76,496           35,800           33,352
OTHER LOANS ORIGINATED...................................             627              478              614
                                                              -----------      -----------      -----------
          TOTAL LOANS ORIGINATED.........................          77,123           36,278           33,966
                                                              -----------      -----------      -----------
     Principal repayments................................          39,718           41,705           37,558
     Loans sold..........................................              --               --              169
     Loans transferred to real estate owned and
       in judgment.......................................             100              221              194
                                                              -----------      -----------      -----------
LOANS (GROSS) AT END OF PERIOD...........................     $   301,944      $   264,639      $   270,287
                                                              ===========      ===========      ===========

        ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The Association's residential first mortgage loans consist of loans to purchase or refinance one- to four-family, owner-occupied residences and, to a lesser extent, secondary residences in the Association's lending area. At December 31, 1997, $296.8 million, or 98.3%, of the Association's gross loans consisted of one- to four-family residential first mortgage loans. Approximately 77% of the one- to four-family residential first mortgage loans provided for fixed rates of interest. The Association's one- to four-family loans typically provide for repayment of principal over a fixed period not to exceed 30 years. The Association competitively prices one- to four-family residential mortgage loans. At December 31, 1997, the Association had residential construction loans (included in one- to four-family residential mortgage loans) with an aggregate principal balance of $2.5 million outstanding to borrowers intending to live in the properties upon completion of construction, at which time such loans would convert into permanent mortgage loans.

        The Association currently offers fixed rate mortgage loan programs and adjustable rate mortgage loan programs with interest rates which adjust either every three or five years. An adjustable-rate mortgage loan may carry an initial interest rate that is less than the fully-indexed rate for the loan. All adjustable-rate mortgage loans offered by the Association have lifetime interest rate caps or ceilings. Generally, adjustable-rate mortgage loans pose credit risks somewhat greater than the credit risk inherent in fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrowers rise, increasing the potential for default. It is the Association's policy to underwrite its adjustable rate mortgage loans based on the initial interest rate due to the relatively long period of time prior to the first adjustment. For the year ended December 31, 1997, 77.4% of the mortgage loans originated were at fixed rates.

        In underwriting one- to four-family residential first mortgage loans, the Association evaluates both the borrower's credit history and ability to make monthly payments, and the value of the property securing the loan. All properties are appraised by independent appraisers approved by the Board of Directors. The Association requires borrowers to obtain title insurance, fire and property insurance (including flood insurance, where appropriate) naming the Association as an insured party in an amount not less than the amount of the loan. The Association's one- to four-family mortgage loans do not contain prepayment penalties and do not permit negative amortization of principal. Real estate loans originated by the Association generally contain a "due on sale" clause allowing the Association to declare the unpaid principal balance due and payable upon the sale of the security property. The Association may waive the due on sale clause on loans held in its portfolio when it is in the Association's best interest.

        The Association adheres to its Board-approved underwriting guidelines for loan originations, which though prudent in approach to credit risk and evaluation of collateral, allow management flexibility with respect to documentation of certain matters and certain credit requirements. Although such underwriting guidelines are less rigid than comparable Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") underwriting guidelines, the Association underwrites the substantial majority of residential mortgage loans in accordance with FNMA's guidelines.

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

        MULTIFAMILY MORTGAGE LENDING. The Association originates multifamily mortgage loans generally secured by five- to ten-unit apartment buildings located in the Association's delineated lending area. In reaching its decision on whether to make a multifamily loan, the Association considers the qualifications of the borrower (including the financial resources and income level of the borrower, the borrower's experience in owning or managing similar properties and the Association's lending experience with the borrower) as well as the underlying property. Some of the factors considered with respect to the underlying property include: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of the property's net cash flow to debt service requirements); and the ratio of loan amount to appraised value. Pursuant to the Association's underwriting policies, a multifamily mortgage loan may only be made in an amount up to 75% of the appraised value of the underlying property. The Association's multifamily mortgage loans are generally fixed-rate loans and may be made with terms up to 15 years. Adjustable rate loans are offered with 3 or 5 year adjustments with 25 year terms. Properties securing a loan are appraised by an independent appraiser approved by the Board of Directors. Title and hazard insurance are required on all loans. At December 31, 1997, the principal balance of the Association's multifamily mortgage loan portfolio was approximately $2.4 million, or 0.79% of total gross loans outstanding. The Association's largest multifamily mortgage loan at December 31, 1997 had an outstanding balance of $322,000 and is secured by a 5-unit apartment building and an adjacent 6-unit apartment building.

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

        COMMERCIAL REAL ESTATE LENDING. The Association occasionally originates mortgage loans secured by commercial real estate properties located in its delineated lending area. The Association's commercial real estate portfolio consists of loans secured by a variety of non-residential properties, including six mortgage loans secured by buildings owned by local churches and six loans secured by small office buildings. At December 31, 1997, the Association had 12 commercial real estate loans with an aggregate outstanding balance of $755,000, representing 0.25% of the Association's total loan portfolio. At that date, all of such loans were current and performing in accordance with their terms. At December 31, 1997, the Association's largest commercial real estate loan, the borrower of which was a church, had an outstanding balance of $175,000.

        Appraisals on properties securing commercial real estate loans originated by the Association are performed by an independent appraiser approved by the Board of Directors at the time the loan is made. In addition, the Association's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. The Association also requires title and hazard insurance for at least the principal amount of the mortgage with a loss payable clause to the Association.

        Mortgage loans secured by commercial real estate properties, like multifamily mortgage loans, generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is attributable to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily residential and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 1997, the Association had no non-residential loans which were 30 days or more delinquent.

        CONSTRUCTION AND LAND LENDING. As a result of the relatively high level of construction activity in the Association's delineated lending area, the Association makes construction loans to individuals for the construction of their primary residences and to builders for residential construction.

        Loans to individuals to finance the construction of their residences typically have a term of up to 30 years. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans, with the loan converting to a permanent mortgage loan upon completion and final payout. At December 31, 1997, the Association had residential construction loans (included in one- to four-family residential mortgage loans) with an aggregate principal balance of $2.5 million outstanding to borrowers intending to live in the properties upon completion of construction, at which time such loans would convert into permanent mortgage loans.

        The Association has in the past originated construction loans to builders for the construction of pre-sold one- to four-family residences in the Association's delineated lending area. Such loans generally carry terms of up to 18 months and generally do not permit the payment of interest from loan proceeds. At December 31, 1997, the Association had two construction loans outstanding to builders with an aggregate principal balance of $401,000. While the Association anticipates that it will continue to engage in this type of lending from time to time in the future, the Association currently expects that its total volume at any one time will be limited.

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

        The Association also originates land loans for individual building sites. These loans are generally to individuals for eventual use as their primary residence, and such mortgage loans are generally underwritten pursuant to the same guidelines used for permanent residential loans. Terms of land loans offered by the Association generally require a loan-to-value ratio of 80% of the appraised value of the property and are 5-year balloon loans with higher interest rates than the comparable one- to four-family residential mortgage loans. At December 31, 1997, the Association had 32 land mortgage loans with an aggregate outstanding balance of $1,265,000 or 0.42% of the Association's gross loan portfolio.

        Construction lending generally affords the Association an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. Nevertheless, construction lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. The Association's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Association may be confronted, at or prior to the maturity of the loan, with a project having an insufficient value to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt.

        CONSUMER LENDING. The Association also offers consumer loans secured by savings deposit accounts. At December 31, 1997, such loans totaled $679,000 representing 0.22% of the Association's total loan portfolio. The Association also offers unsecured overdraft protection loans to its qualifying customers. At December 31, 1997, the total outstanding principal balance of such unsecured loans was $82,000, representing 0.03% of the Association's total loan portfolio.

        LOAN APPROVAL PROCEDURES AND AUTHORITY. The Board of Directors establishes the lending policies of the Association and reviews properties offered as security. For all loans originated by the Association, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency, and, if necessary, additional financial information is required to be submitted by the borrower. An appraisal of any real estate intended to secure the proposed loan is required. Appraisals currently are performed by an independent appraiser designated and approved by the Association. The Board of Directors annually approves the independent appraisers used by the Association and approves the Association's appraisal policy. It is the Association's policy to obtain for all real estate loans title and hazard insurance naming the Association as an insured party in an amount not less than the amount of the loan.

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

DELINQUENCIES AND NON-PERFORMING ASSETS

        DELINQUENCY PROCEDURES. When a borrower fails to make a required payment on a loan, the Association attempts to cause the delinquency to be cured by implementing collection procedures. With respect to residential mortgage loans originated by the Association, late notices are mailed to borrowers who are more than eight days late in their monthly payments. A late charge equal to five percent (5%) of the monthly principal and interest payment is assessed for loans that are past due more than 15 days. If payments remain uncollected, additional written and verbal contacts are made on a continuing basis with the borrower between 18 and 90 days after the due date.

        All loans 90 or more days delinquent are submitted to the Board of Directors for its review. The Board of Directors determines the appropriate course of action for those loans where collection efforts are unsuccessful. Its options include modification of the loan, forbearance, deeds in lieu of foreclosure or foreclosure.

        The following tables set forth delinquencies of the Association's loan portfolio by type of loan at the dates indicated:



                                         AT DECEMBER 31, 1997                           AT DECEMBER 31, 1996
                            ---------------------------------------------- ----------------------------------------------
                                  60-89 DAYS            90 DAYS OR MORE          60-89 DAYS            90 DAYS OR MORE
                            ----------------------- ---------------------- ----------------------- ----------------------
                              NUMBER     PRINCIPAL    NUMBER    PRINCIPAL    NUMBER     PRINCIPAL    NUMBER    PRINCIPAL
                             OF LOANS     BALANCE    OF LOANS    BALANCE    OF LOANS     BALANCE    OF LOANS    BALANCE
                            ----------- ----------- ---------- ----------- ----------- ----------- ---------- -----------
                                                         (DOLLARS IN THOUSANDS)
One- to four-family........       22      $1,072          14     $  963          20      $  869          14    $   937
Multifamily................      --          --           --         --          --          --          --         --
Construction and land......      --          --           --         --          --          --          --         --
Commercial.................      --          --           --         --          --          --          --         --
Other......................      --          --           --        --           --          --          --         --
                               -----      ------       -----     ------       -----      ------       -----    -------
    Total..................       22      $1,072          14     $  963          20      $  869          14    $   937
                               =====      ======       =====     ======       =====      ======       =====    =======


Delinquent loans to                         0.36%                  0.32%                   0.33%                  0.36%
 total loans (1)...........               ======                 ======                  ======                =======




                                       AT DECEMBER 31, 1995
                           ---------------------------------------------
                                 60-89 DAYS            90 DAYS OR MORE
                           ----------------------- -------------------
                             NUMBER     PRINCIPAL    NUMBER    PRINCIPAL
                            OF LOANS     BALANCE    OF LOANS    BALANCE
                           ----------- ----------- ---------- ---------
                                        (DOLLARS IN THOUSANDS)
One- to four-family........      24     $ 1,093          16     $  915
Multifamily................      --          --          --         --
Construction and land......       2          48          --         --
Commercial.................      --          --          --         --
Other......................      --          --           1          1
                              -----     -------       -----     ------
    Total..................      26     $ 1,141          17     $  916
                              =====     =======       =====     ======
Delinquent loans to                        0.42%                  0.34%
 total loans (1)...........             =======                 ======





                                         AT DECEMBER 31, 1994                           AT DECEMBER 31, 1993
                             ---------------------------------------------  --------------------------------------------
                                  60-89 DAYS            90 DAYS OR MORE          60-89 DAYS            90 DAYS OR MORE
                             ---------------------   ---------------------  ---------------------   --------------------
                              NUMBER     PRINCIPAL    NUMBER     PRINCIPAL   NUMBER     PRINCIPAL    NUMBER     PRINCIPAL
                             OF LOANS     BALANCE    OF LOANS     BALANCE  OF LOANS      BALANCE    OF LOANS     BALANCE
                             --------    ---------   --------    --------- --------     ---------   --------    ---------
                                                                 (DOLLARS IN THOUSANDS)
One- to four-family........       10      $  516          18     $  974          33      $1,412          26     $1,642
Multifamily................       --          --          --         --           1          92          --         --
Construction and land......        2          53           1         12           1          40          --         --
Commercial.................       --          --          --         --          --          --          --         --
Other......................       --          --          --         --          --          --          --         --
                               -----      ------       -----     ------       -----      ------       -----     ------
    Total..................       12      $  569          19     $  986          35      $1,544          26     $1,642
                               =====      ======       =====     ======       =====      ======       =====     ======

Delinquent loans to
 total loans (1)...........                 0.21%                  0.36%                   0.51%                  0.54%
                                          ======                 ======                  ======                 ======


(1) Total loans represent gross loans less deferred loan fees and loans in process.

         REAL ESTATE OWNED. Property acquired by the Association as a result of foreclosure or deed in lieu of foreclosure is classified as real estate owned ("REO"). When property is acquired, it is recorded at the lower of cost or estimated fair value, less the estimated cost of disposition. After acquisition, all costs incurred in maintaining the property are expenses. Costs relating to the development and improvement of the property, however, are capitalized to the extent of net realizable value. The Association obtains an independent appraisal on an REO property as soon as practicable after it takes possession of the property. REO decreased $264,000 from $550,000 at December 31, 1996 to $286,000 at December 31, 1997, which was the result of adding two properties and disposing of three properties in 1997.

         NON-PERFORMING ASSETS. Loans 90 days or more delinquent are reviewed quarterly by the Association's Asset Classification Committee quarterly, and any loan whose collectibility is doubtful is placed on non-accrual status. The Asset Classification Committee provides the Association's Board of Directors with a quarterly assessment of asset quality. It is the Association's policy to place loans on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collaterized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income, depending on the assessment of the ultimate collectibility of the loan. During the years ended December 31, 1997, 1996 and 1995, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $55,000, $68,000 and $36,000, respectively. These amounts were not included in interest income for the respective periods. For all periods presented, the Association has had no troubled-debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Other loans which may be potential problems are designated by management as special mention, and such loans totaled $302,000 at December 31, 1997. See "--Classified Assets."

         The following table sets forth information regarding the Association's non-performing assets at the dates indicated.

                                                                              AT DECEMBER 31,
                                             --------------------------------------------------------------------------------
                                                   1997              1996             1995             1994              1993
                                             ----------------- ---------------- ---------------- ----------------- ----------
                                                                          (DOLLARS IN THOUSANDS)
Non-accrual loans:
  One- to four-family.......................   $     963         $     937        $     915        $     974         $   1,642
  Multifamily ..............................          --                --               --               --                --
  Construction and land.....................          --                --               --               12                --
  Commercial................................          --                --               --               --                --
  Other loans...............................          --                --                1               --                --
                                               ---------         ---------        ---------        ---------         ---------
    Total non-performing loans..............         963               937              916              986             1,642
                                               ---------         ---------        ---------        ---------         ---------
Total real estate owned and in judgment.....         286               550              496              514               433
                                               ---------         ---------        ---------        ---------         ---------
Total non-performing assets.................   $   1,249         $   1,487        $   1,412        $   1,500         $   2,075
                                               =========         =========        =========        =========         =========
Total non-performing loans to
  total loans(1)                                    0.32%            0.36%            0.34%             0.36%            0.54%
Total non-performing assets to
  total assets..............................        0.35%            0.42%            0.46%             0.49%            0.62%

(1) Total loans represent gross loans less deferred loan fees and loans in process.

         CLASSIFIED ASSETS. Federal regulations and the Association's Classification of Assets Policy require that the Association utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Association has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Association currently classifies problem and potential problem assets as "special mention," "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Association to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses or unwarranted financial risk that, if uncorrected, could weaken the asset and increase risk in the future are required to be designated "special mention."

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

         The following table sets forth at December 31, 1997, the Association's carrying value of assets classified as "substandard," "doubtful" or "loss" or designated as "special mention:"



                                  SPECIAL MENTION         SUBSTANDARD              DOUBTFUL                 LOSS
                                  ---------------         -----------              --------                 ----
                                 NUMBER     AMOUNT      NUMBER     AMOUNT      NUMBER     AMOUNT      NUMBER     AMOUNT
                                 ------     ------      ------     ------      ------     ------      ------     ------
                                                                 (DOLLARS IN THOUSANDS)
Mortgage loans:
   One- to four-family........        4     $  302          14     $  963          --     $   --          --     $   --
                                 ------     ------      ------     ------      ------     ------      ------     ------
Total mortgage loans..........        4     $  302          14     $  963          --     $   --          --     $   --
                                 ------     ------      ------     ------      ------     ------      ------     ------
Real estate owned and in
 judgment:
   One- to four-family........       --         --           3        247          --         --          --         --
   Multifamily................       --         --          --         --          --         --          --         --
   Construction and land......       --         --           1         39          --         --          --         --
   Commercial.................       --         --          --         --          --         --          --         --
                                 ------     ------      ------     ------      ------     ------      ------     ------
Total real estate owned
  and in judgment.............       --         --           4        286          --         --          --         --
                                 ------     ------      ------     ------      ------     ------      ------     ------
Total.........................        4     $  302          18     $1,249          --     $   --          --     $   --
                                 ======     ======      ======     ======      ======     ======      ======     ======


         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The Asset Classification Committee reviews and approves the allowance for loan loss on a quarterly basis. The allowance is based upon a number of factors, including current regional and national economic conditions, actual loss experience and industry trends. In addition, the OTS, as an integral part of its examination process, periodically reviews the Association's allowance for loan losses. The OTS may require the Association to make additional general or specific loan loss allowances based upon judgments different from those of management. At December 31, 1997 and 1996, the Association's allowance for loan losses was 0.36% of total loans. The Association had non-accrual loans of $963,000 and $937,000 at December 31, 1997 and December 31, 1996, respectively, representing 0.32% and 0.36% of total loans at such respective dates. The Association will continue to monitor and modify its allowance for loan losses as conditions dictate.

         The OTS, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyzes all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establishes acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Association believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Association's loan portfolio, will not request the Association to materially increase its allowance for loan losses, thereby negatively affecting the Association's financial condition and earnings at that time. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

         The following table sets forth activity in the Association's allowance for loan losses and other ratios at or for the dates indicated.


                                                             AT OR FOR THE YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------
                                                 1997          1996         1995          1994           1993
                                               --------      --------     --------      --------      --------
                                                                    (DOLLARS IN THOUSANDS)
Total loans outstanding at end of period(1).   $299,725      $262,251     $267,979      $271,689      $302,085
                                               --------      --------     --------      --------      --------

Balance at beginning of year................        945           826          649           409           548
Provision for loan losses...................        120           120          180           240           240
Charge-offs:
  One- to four-family.......................         --            --           --            --            --
  Multifamily...............................         --            --           --            --          (141)
  Construction and land.....................         --            --           --            --            --
  Commercial................................         --            --           --            --            --
  Other.....................................         (1)           (1)          (3)           --            --
                                               --------      --------     --------      --------      --------
     Total charge-offs......................         (1)           (1)          (3)           --          (141)
                                               --------      --------     --------      --------      --------
Allocation to reserve for uncollected
  interest..................................         --            --           --            --          (238)
                                               --------      --------     --------      --------      --------

Balance at end of year......................   $  1,064      $    945     $    826      $    649      $    409
                                               ========      ========     ========      ========      ========

Net charge-offs during the period to average
 loans outstanding during the period........         --%           --%          --%           --%         0.05%
Allowance for loan losses to total loans at
 end of period..............................       0.36          0.36         0.31          0.24          0.14
Allowance for loan losses to total
 non-performing loans at end of period......     110.51        100.85        90.17         65.82         24.91

------------------

(1) Total loans represent gross loans less deferred loan fees and loans in process.

         The following table sets forth the Association's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.


                                                                     AT DECEMBER 31,
                               --------------------------------------------------------------------------------------------
                                          1997                            1996                             1995
                               -----------------------------  ------------------------------  -----------------------------
                                               PERCENT OF                       PERCENT OF                      PERCENT OF
                                                LOANS IN                         LOANS IN                        LOANS IN
                                                  EACH                             EACH                            EACH
                               ALLOWANCE       CATEGORY TO      ALLOWANCE       CATEGORY TO      ALLOWANCE      CATEGORY TO
                                AMOUNT         GROSS LOANS       AMOUNT         GROSS LOANS       AMOUNT        GROSS LOANS
                                ------         -----------       ------         -----------       ------        -----------
                                                                  (DOLLARS IN THOUSANDS)
Mortgage loans:
  One- to four-family ......    $ 1,003            98.29%         $ 890             98.17%          $ 779           98.09%
  Multifamily ..............         23             0.79             25              0.99              25            1.15
  Construction and land.....         24             0.42             14              0.28               7            0.17
  Commercial................         14             0.25             16              0.31              15            0.33
  Other.....................         --             0.25             --              0.25              --            0.26
                                -------          -------          -----          --------           -----        --------
     Total..................    $ 1,064           100.00%         $ 945            100.00%          $ 826          100.00%
                                =======          =======          =====          ========           =====        ========


                                                                            AT DECEMBER 31,
                                      -----------------------------------------------------------------------------------
                                                        1994                                         1993
                                      -------------------------------------------  --------------------------------------
                                                                PERCENT OF                                    PERCENT OF
                                                                 LOANS IN                                      LOANS IN
                                                                   EACH                                          EACH
                                           ALLOWANCE            CATEGORY TO             ALLOWANCE             CATEGORY TO
                                            AMOUNT              GROSS LOANS              AMOUNT               GROSS LOANS
                                            ------              -----------              ------               -----------
                                                                      (DOLLARS IN THOUSANDS)
Mortgage loans:
  One- to four-family ...............      $ 602                 97.63%                 $ 378                  97.54%
  Multifamily .......................         25                  1.50                     16                   1.50
  Construction and land..............         11                  0.31                      8                   0.37
  Commercial.........................         11                  0.31                      7                   0.34
  Other..............................         --                  0.25                     --                   0.25
                                           -----              --------                  -----               --------
     Total...........................      $ 649                100.00%                 $ 409                 100.00%
                                           =====              ========                  =====               ========


INVESTMENT ACTIVITIES

         INVESTMENT POLICY. The investment policy of the Association, which is established by the Board of Directors, is based upon its asset/liability management goals and emphasizes high credit quality and diversified investments while seeking to optimize net interest income within acceptable limits of safety and liquidity. The Association's investment goal has been to invest available funds in short-term, highly liquid instruments that have fixed rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Management Strategy," "--Management of Interest Rate Risk" and "--Liquidity and Capital Resources" in Part II Item 7, of this Report. The policy is designed to provide and maintain liquidity to meet day-to-day, cyclical and long-term changes in the Association's asset/liability structure.

         The Association's investment policy permits it to invest in U.S. government obligations; certain securities of various government-sponsored agencies, including mortgage-backed securities issued/guaranteed by FNMA, FHLMC and the Government National Mortgage Association ("GNMA"); certificates of deposit of insured banks and savings associations; and federal funds. The Association's investment policy prohibits investment in derivative securities.

         MORTGAGE-BACKED SECURITIES AND U.S. TREASURY SECURITIES. At December 31, 1997, the carrying value of mortgage-backed securities totaled $92,000 or 0.03%, of total assets. The fair value of these mortgage-backed securities totaled $93,000 at December 31, 1997. All mortgage-backed securities in the Association's portfolio were held to maturity and carried at amortized cost.

         At December 31, 1997, all securities in the Association's mortgage-backed securities portfolio were directly insured or guaranteed by GNMA, thereby providing the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they have been collected. The Associations' mortgage-backed securities portfolio had a weighted average rate of 6.98% at December 31, 1997.

         Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Association. In general, mortgage-backed securities issued or guaranteed by GNMA, FNMA and FHLMC and certain AAA-rated mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans. See "Regulation - Regulation Federal Savings Associations - Capital Requirements."

         The following table sets forth activity in the Association's mortgage-backed securities held to maturity portfolio for the periods indicated.


                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------------
                                                                            1997                1996               1995
                                                                        -------------      -------------        ----------
                                                                                          (IN THOUSANDS)
Amortized cost at beginning of period...............................    $     142          $     187            $     243
Purchases/sales (net)...............................................           --                 --                   --
Principal repayments................................................          (50)               (45)                 (56)
Premium and discount amortization, net..............................           --                 --                   --
                                                                        ---------          ---------            ---------

Amortized cost at end of period.....................................    $      92          $     142            $     187
                                                                        =========          =========            =========

         The following table sets forth the amortized cost and fair value of the Association's mortgage-backed and investment securities held to maturity at the dates indicated.


                                                                             AT DECEMBER 31,
                                              --------------------------------------------------------------------------
                                                         1997                      1996                     1995
                                              -------------------------- ------------------------ ----------------------
                                                AMORTIZED       FAIR       AMORTIZED     FAIR       AMORTIZED     FAIR
                                                  COST          VALUE        COST        VALUE        COST        VALUE
                                                  ----          -----        ----        -----        ----        -----
                                                                             (IN THOUSANDS)
     Mortgage-backed securities
      --GNMA.................................. $      92    $      93     $     142   $     143    $     187   $     193
                                               =========    =========     =========   =========    =========   =========

     Other debt securities
      --U.S. Treasury and Agency.............. $      --    $      --     $  53,786   $  53,797    $   5,948   $   6,030
                                               =========    =========     =========   =========    =========   =========

         The following table sets forth certain information regarding the amortized cost, fair value and weighted average rate of the Association's mortgage-backed and investment securities held to maturity at December 31, 1997, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date, and, accordingly, no effect has been given to periodic repayments or possible prepayments.


                                                                         AT DECEMBER 31, 1997
                                                       ----------------------------------------------------
                                                                                                   WEIGHTED
                                                           AMORTIZED             FAIR               AVERAGE
                                                             COST                VALUE               RATE
                                                       ---------------- ---------------------- ------------
                                                                        (Dollars in thousands)
Mortgage-backed securities:
 Due after 1 year but within 5 years ................  $          92       $          93            6.98%
                                                       -------------       -------------            ----
 Total ..............................................  $          92       $          93            6.98%
                                                       =============       =============            ====

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

         The following table presents the savings deposit activity of the Association for the periods indicated.


                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------
                                                             1997                 1996              1995
                                                             ----                 ----              ----
                                                                              (IN THOUSANDS)
Deposits............................................    $   776,702           $   886,737       $    764,098
Withdrawals.........................................       (789,523)             (904,475)          (781,552)
                                                        -----------           -----------        -----------
Withdrawals in excess of deposits...................        (12,821)              (17,738)           (17,454)
Interest credited...................................          9,244                 9,561              9,488
                                                        -----------           -----------        -----------
  Total decrease in savings
        deposits....................................    $    (3,577)          $    (8,177)      $     (7,966)
                                                        ===========           ===========       ============


         At December 31, 1997, the Association had $16.4 million in jumbo certificates of deposit (accounts in amounts of $100,000 or larger) maturing as follows:

                                                                                           WEIGHTED
MATURITY PERIOD                                                AMOUNT                    AVERAGE RATE
                                                             ---------                   ------------
                                                                      (DOLLARS IN THOUSANDS)
  Within three months.....................................   $   4,960                        5.35%
  After three but within six months.......................       4,418                        5.73
  After six but within 12 months..........................       1,468                        5.60
  After 12 months.........................................       5,577                        6.68
                                                             ---------                   ---------
    Total.................................................   $  16,423                        5.92%
                                                             =========                   =========

         The following table sets forth the distribution of the Association's savings deposits and the related weighted average interest rates at the dates indicated.


                                                                                                     AT DECEMBER 31,
                                       ---------------------------------------------------------------------------------------------
                                                            1997                                            1996
                                       ----------------------------------------------  ---------------------------------------------
                                                          PERCENT OF      WEIGHTED                       PERCENT OF      WEIGHTED
                                                             TOTAL         AVERAGE                          TOTAL         AVERAGE
                                           AMOUNT          DEPOSITS         RATE           AMOUNT         DEPOSITS         RATE
                                       ---------------  --------------  -------------  --------------  -------------- --------------
                                                                     (DOLLARS IN THOUSANDS)
NOW/Super NOW accounts................  $  42,716                 17.2%          2.25%   $ 42,800                17.0%        2.25%
Money market accounts.................     16,678                  6.7           3.22      16,763                 6.7         3.22
Passbook accounts.....................     60,880                 24.5           3.00      62,171                24.7         3.00
Certificates of deposit...............    121,908                 49.1           5.84     125,192                49.7         5.79
Noninterest bearing NOW accounts......      6,035                  2.5             --       4,869                 1.9           --
                                        ---------           ----------       --------    --------              ------       ------
     Totals...........................  $ 248,217               100.00%          4.21%   $251,795              100.00%        4.22%
                                        =========           ==========       ========    ========              ======       ======



                                                    AT DECEMBER 31,
                                      -------------------------------------------
                                                         1995
                                      -------------------------------------------
                                                      PERCENT OF      WEIGHTED
                                                         TOTAL         AVERAGE
                                         AMOUNT        DEPOSITS          RATE
                                      ------------- -------------- --------------
                                                 (DOLLARS IN THOUSANDS)
NOW/Super NOW accounts................ $  45,001              17.3%          2.25%
Money market accounts.................    17,684               6.8           3.22
Passbook accounts.....................    65,261              25.1           3.04
Certificates of deposit...............   126,847              48.8           5.89
Noninterest bearing NOW accounts......     5,179               2.0             --
                                       ---------            ------         ------
     Totals........................... $ 259,972            100.00%          4.25%
                                       =========            ======         ======


         The following table presents, by interest rate ranges, the amount of certificates of deposit outstanding at the dates indicated and the periods to maturity of the certificates of deposit outstanding at December 31, 1997.



                                               PERIOD TO MATURITY AT DECEMBER 31, 1997
                               -----------------------------------------------------------------------
      INTEREST RATE RANGE        LESS THAN ONE YEAR      ONE TO THREE YEARS      FOUR TO FIVE YEARS
------------------------------ ----------------------- ----------------------- -----------------------
                                                             (IN THOUSANDS)
Below 4.00% ..................      $    --                 $    --                 $    --
4.00% to 4.99%................        2,799                       9                      --
5.00% to 5.99%................       66,471                  13,280                   3,605
6.00% to 6.99%................        2,360                   7,051                  10,115
7.00% and above...............           --                  16,218                      --
                                    -------                 -------                 -------
     Total....................      $71,630                 $36,558                 $13,720
                                    =======                 =======                 =======


                                                          AT DECEMBER 31,
                               ---------------------------------------------------------------------
      INTEREST RATE RANGE              1997                    1996                    1995
------------------------------ ---------------------- ----------------------- ----------------------
                                                         (IN THOUSANDS)
Below 4.00% ..................     $      --                $      --               $      16
4.00% to 4.99%................         2,808                   12,508                   7,548
5.00% to 5.99%................        83,356                   74,856                  69,542
6.00% to 6.99%................        19,526                   20,879                  27,216
7.00% and above...............        16,218                   16,949                  22,525
                                   ---------                ---------               ---------
     Total....................     $ 121,908                $ 125,192               $ 126,847
                                   =========                =========               =========

         Savings deposits decreased $3.6 million or 1.4% from $251.8 million at December 31, 1996 to $248.2 million at December 31, 1997. This decrease was due to withdrawals exceeding deposits and interest credited as a result of market conditions and competition. In an effort to address the contraction of deposits, the Association has taken steps to increase core noninterest bearing transactional deposit accounts and related services. These include the relocation of the South Elgin Office along with the addition of five drive-up lanes in the heart of the commercial and residential growth area. New services and products have been implemented to give the Association's customers added convenience and value. Home Banking, via personal computer or phone, is now available and is being introduced to customers through statement stuffers and brochures. Home Banking provides customers access to their accounts by phone for balance and check inquiry plus transferring between their accounts, and with the enhanced bill payment center, customers can now conveniently pay their bills from their personal computer or phone. VISA Check, a debit card program, is also now available and is growing in numbers of card holders and usage. These two new products along with other services like Combined Statement and Direct Deposit, provide customers with more convenient access to their accounts and strengthens long term relationships by bundling these services. The Association's campaign, "put it all together," spotlights these new convenient services and encourages multiple relationships. Included in this campaign is an emphasis on home mortgage loans. Specific materials have been created that were distributed to real estate professionals to assist and inform them of the Association's products and competitive rates. Looking ahead with these new services, products and promotional materials in place, management is focused on establishing multiple relationships with existing customers, while attracting new customers.

         BORROWED FUNDS. The Association utilizes advances from the FHLB of Chicago as an alternative to retail deposits to fund its operations and may do so in the future as part of its operating strategy. The Association generally only utilizes FHLB of Chicago borrowings as a source of liquidity. These FHLB of Chicago advances are collateralized primarily by certain of the Association's mortgage loans and mortgage-backed securities and secondarily by the Association's investment in the stock of the FHLB of Chicago. FHLB of Chicago advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Chicago will advance to member institutions, including the Association, fluctuates from time to time in accordance with the policies of the OTS and the FHLB of Chicago. See "Regulation--Regulation of Federal Savings Associations--Federal Home Loan Bank System." At December 31, 1997, the maximum amount of FHLB of Chicago advances available to the Association was $52 million, based on the Association's current investment in FHLB of Chicago stock.

         The following table sets forth certain information regarding the Association's borrowed funds for the periods indicated.


                                                                                         AT OR FOR THE
                                                                                    YEAR ENDED DECEMBER 31,
                                                                            1997             1996            1995
                                                                       ---------------  --------------  --------------
                                                                                    (DOLLARS IN THOUSANDS)
FHLB of Chicago advances:
  Maximum amount outstanding at any
    month-end during the period.......................................   $10,000          $  4,000        $  6,000
  Average balance outstanding.........................................     2,917               667           1,250
  Balance outstanding at end of period................................     5,000                --           4,000
  Weighted average interest rate during the period....................      5.97%             5.55%           6.16%
  Weighted average interest rate at end of period.....................      6.92                --            5.31


PERSONNEL

         As of December 31, 1997, the Association has 98 full-time employees and 49 part-time employees. The Association had experienced a low turnover rate among its employees and, as of December 31, 1997, 69 of the Association's employees had been with the Association for more than five years. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. The following is a discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has not been audited by the IRS during the last five years. For federal income tax purposes, the Company and the Association will file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's tax reserve for bad debts, discussed below.

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

         CORPORATE ALTERNATIVE MINIMUM TAX. The Internal Revenue Code of 1986, as amended (the "Code"), imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Association currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Association's AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). The Association does not expect to be subject to the AMT.

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

REGULATION OF FEDERAL SAVINGS ASSOCIATIONS

         BUSINESS ACTIVITIES. The Association derives its lending and investment powers from the Home Owners' Loan Act, as amended (the "HOLA"), and the regulations of the OTS thereunder. Under these laws and regulations, the Association may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Association may also establish service corporations that may engage in activities not otherwise permissible for the Association, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including
(a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20% of an association's assets on the aggregate amount of commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

         LOANS TO ONE BORROWER. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 1997, the Association's regulatory limit on loans to one borrower was $10.4 million. However, the Association's lending policy limits loans to any one borrower to an aggregate of $1 million. At December 31, 1997, the Association's largest aggregate amount of loans to one borrower was $401,000, and the second largest borrower had an aggregate balance of $385,000. The Association is in compliance with all applicable limitations on loans to one borrower.

         QTL TEST. The HOLA requires a savings association to meet a qualified thrift lender, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets,
(b) goodwill and other intangible assets, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of an association's portfolio assets. Recent legislation broadened the scope of "qualified thrift investments" to include 100% of an institution's credit card loans, education loans, and small business loans. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. At December 31, 1997, the Association maintained 99.02% of its portfolio assets in qualified thrift investments. The Association had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

         CAPITAL REQUIREMENTS. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3% of core capital to such adjusted total assets and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets. The OTS and the federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System will be 3% and that the minimum leverage capital ratio for any other depository institution will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

         Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk- weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

         The OTS has promulgated a regulation that requires a savings association with "above normal" interest rate risk, when determining compliance with its risk-based capital requirement, to hold additional capital to account for its "above normal" interest rate risk. Pending the resolution of related regulatory issues, the OTS has deferred enforcement of this regulation. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) resulting from a hypothetical 2% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4%, an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. The regulations authorize the Director of the OTS to waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has indefinitely deferred the implementation of the interest rate risk component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions. At December 31, 1997, the Association was not required to maintain any additional risk-based capital under this rule.

         At December 31, 1997, the Association met each of its capital requirements.

         The table below presents the Association's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 1997.


                                         ASSOCIATION                CAPITAL REQUIREMENTS                  EXCESS
                                    ---------------------         ------------------------         ----------------------
                                    AMOUNT         PERCENT          AMOUNT          PERCENT        AMOUNT         PERCENT
                                    ------         -------          ------          -------        ------         -------
                                                                   (DOLLARS IN THOUSANDS)
Tangible capital..............     $ 69,208        20.88%          $ 4,973           1.50%        $ 64,235         19.38%
Core capital..................       69,208        20.88             9,946           3.00           59,262         17.88
Risk-based capital............       70,272        37.23            15,100           8.00           55,172         29.23

         A reconciliation between the Association's regulatory capital and GAAP capital at December 31, 1997 is presented below.

                                                     TANGIBLE CAPITAL        CORE CAPITAL        RISK-BASED CAPITAL
                                                     ----------------        ------------        ------------------
                                                                            (IN THOUSANDS)
GAAP capital.....................................       $ 69,208             $ 69,208                  $ 69,208
Allowance for loan losses includable
  in supplementary capital.......................             --                   --                     1,064
Regulatory capital...............................         69,208               69,208                    70,272

         LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations currently impose limitations upon capital distributions by a savings association, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. At least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or
(b) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Association would be prohibited from making any capital distribution if, after the distribution, the Association failed to meet its minimum capital requirements, as described above. See "-- Prompt Corrective Regulatory Action." The OTS has proposed amendments of its capital distribution regulations to reduce regulatory burdens on savings associations. If adopted as proposed, certain savings associations will be permitted to pay capital distributions within the amounts described above for Tier 1 institutions without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Association, will continue to have to file a notice unless the specific capital distribution requires an application.

         LIQUIDITY. The Association is required to maintain an average daily balance of liquid assets (cash, certain time deposits, certain bankers' acceptances, specified United States Government, state and federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet the liquidity requirement. The Association's average liquidity ratio for the month ended December 31, 1997 was 7.97% which exceeded the applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

         ASSESSMENTS. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. During January 1997, the Association paid an assessment of $85,000.

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

         In April 1995, the OTS and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process.

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

         ENFORCEMENT. Under the Federal Deposit Insurance Act (the "FDI Act"), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution- affiliated parties," including any controlling stockholder or any stockholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause a more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

         STANDARDS FOR SAFETY AND SOUNDNESS. Pursuant to the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), the OTS and the federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties. The OTS and the federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

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

         PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk- weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating under the Uniform Financial Institutions Rating System). A savings association that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating under the Uniform Financial Institutions Rating System) is considered to be "undercapitalized." A savings association that has a total risk-based capital of less than 6.0% or a Tier 1 risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "-- Capital Requirements."

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

         If one or more grounds exist for appointing a conservator or receiver for an association, the OTS may require the association to issue additional debt or stock, sell assets, be acquired by a depository association holding company or combine with another depository association. The OTS and the FDIC have a broad range of grounds under which they may appoint a receiver or conservator for an insured depository association. Under FDICIA, the OTS is required to appoint a receiver (or with the concurrence of the FDIC, a conservator) for a critically undercapitalized association within 90 days after the association becomes critically undercapitalized or, with the concurrence of the FDIC, to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the association continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the OTS makes certain findings with which the FDIC concurs and the Director of the OTS and the Chairman of the FDIC certify that the association is viable. In addition, an association that is critically undercapitalized is subject to more severe restrictions on its activities, and is prohibited, without prior approval of the FDIC from, among other things, entering into certain material transactions or paying interest on new or renewed liabilities at a rate that would significantly increase the association's weighted average cost of funds.

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

         Pursuant to FDICIA, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well capitalized,
(b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (I.E., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (I.E., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (I.E., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. As a result of the Deposit Insurance Funds Act of 1996 (the "Funds Act"), both the BIF and the SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

         The Funds Act also amended the FDIA to expand the assessment base for the payments on the FICO bonds. Beginning January 1, 1997, the assessment base for the FICO bonds included the deposits of both BIF- and SAIF- insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on January 1, 1997 was 0.0130% for BIF-assessable deposits and 0.0648% for SAIF-assessable deposits. For the semi-annual period beginning on July 1, 1997, the rates of assessment for the FICO bonds was 0.0126% for BIF- assessable deposits and 0.0630% for SAIF-assessable deposits.

         The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Funds Act required the Secretary of the Treasury to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress. The Secretary of the Treasury recommended to the Congress that the separate charter for thrifts be eliminated only if other legislation is adopted that permits bank holding companies to engage in certain non-financial activities. Absent legislation permitting bank holding companies to engage in such non-financial activities, the Secretary of the Treasury recommended that the thrift charter be retained. Other legislation has been introduced in Congress to eliminate the federal thrift charter, but the future of such legislation is uncertain.

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

         FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB of Chicago, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Association, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the FHLB of Chicago in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Chicago. The Association was in compliance with this requirement with an investment in the capital stock of the FHLB of Chicago at December 31, 1997, of $2.6 million. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

         The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The FHLB of Chicago paid dividends on the capital stock of $179,000, $187,000 and $202,000 during the years ended December 31, 1997, 1996 and 1995, respectively. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Association's net interest income would likely also be reduced.

         FEDERAL RESERVE SYSTEM. The Association is subject to provisions of the FRA and the FRB's regulations pursuant to which depository institutions may be required to maintain noninterest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $47.8 million. The amount of aggregate transaction accounts in excess of $47.8 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $4.7 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Association is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Association's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Federal Home Loan Bank System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require such institutions to exhaust all Federal Home Loan Bank sources before borrowing from a Federal Reserve Bank.

REGULATION OF SAVINGS ASSOCIATION HOLDING COMPANIES

         The Company is a non-diversified unitary savings association holding company within the meaning of the HOLA, as amended. As such, the Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and any of its non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness, or stability of a subsidiary savings association.

         As a unitary savings association holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to satisfy the QTL test. See "-- Regulation of Federal Savings Associations -- QTL Test" for a discussion of the QTL requirements. Upon any non-supervisory acquisitions by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, the Company would become a multiple savings association holding company and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings association holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

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

ITEM 2.         PROPERTIES

         The Association conducts its business through its main office and four branch offices set forth in the table below. The Company conducts it business through the Association's main office located at 16 North Spring Street, Elgin, Illinois. The Association believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Association and the Company.

                                                               LEASED OR           DATE           NET BOOK VALUE AT
                                                                 OWNED           ACQUIRED         DECEMBER 31, 1997
                                                                 -----           --------         -----------------
                                                                                                   (IN THOUSANDS)
MAIN OFFICE:
    16 North Spring St.
    Elgin, IL .............................................       Owned             1923                  $2,285

BRANCHES:
    180 Virginia St.
    Crystal Lake, IL.......................................       Owned             4/74                     747
    56 East Irving Park Road
    Roselle, IL............................................       Owned             7/75                     306
    300 North McLean Blvd.
    South Elgin, IL........................................       Owned            11/96                   1,462
    200 Bartlett Ave.
    Bartlett, IL...........................................       Owned             9/79                     861

CHECK PROCESSING:
    Mail and Record Retention
    Facility (No Customer Service) Annex
    Fulton St., Elgin, IL..................................       Owned             2/86                     372


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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The information required by this Item is incorporated herein by reference to page 24 of the Company's 1997 Annual Report to Stockholders under the caption "Market for the Company's Common Stock and Related Stockholder Matters," which section is included in Exhibit 13.1 to this Report.

ITEM 6.           SELECTED FINANCIAL DATA

         The information required by this Item is incorporated herein by reference to pages 4 and 5 of the Company's 1997 Annual Report to Stockholders under the caption "Selected Financial and Other Data of the Company," which section is included in Exhibit 13.1 to this Report.

         The Board of Directors of the Company declared three quarterly dividends on the Company's Common Stock in the amount of $0.10 per share each, which totaled $0.30 per share for the fiscal year ended December 31, 1997, resulting in a dividend payout ratio of 67%. The dividend payout ratio is calculated by dividing the dividends declared per share by the basic earnings per share. No dividends were paid on the Company's Common Stock prior to 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference to pages 6 through 22 of the Company's 1997 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which section is included in
Exhibit 13.1 to this Report.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is incorporated herein by reference to page 23 of the Company's 1997 Annual Report to Stockholders under the caption "Quantitative and Qualitative Disclosures About Market Risk," which section is included in Exhibit 13.1 to this Report.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated herein by reference to pages 25 through 49 of the Company's 1997 Annual Report to Stockholders under the captions "Independent Auditors' Report," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements," which sections are included in Exhibit 13.1 to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information included on pages 5 through 8, and page 18 of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference: "Election of Directors," "Information as to Nominees and Continuing Directors," "Nominees for Election as Director," "Executive Officers," and "-- Section 16(a) -- Beneficial Ownership Reporting Compliance."

ITEM 11.          EXECUTIVE COMPENSATION

         The following information included on pages 12 through 17 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers--Directors' Compensation," "--Executive Compensation," "--Employment Agreements," "--Employee Retention Agreements" and "--Benefits."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following information included on pages 3 and 4 of the Proxy Statement is incorporated herein by reference: "Security Ownership of Certain Beneficial Owners and Management--Principal Stockholders of the Company" and "-- Security Ownership of Management."

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following information included on page 18 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers--Transactions with Certain Related Persons."

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

                 (a) Listed below are all financial statements and exhibits filed as part of this report:

                 (1) The consolidated balance sheets of Home Bancorp of Elgin,
                     Inc. and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, together with the related notes and the independent auditors' report of KPMG Peat Marwick LLP, independent certified public accountants.
                 (2) Schedules omitted as they are not applicable.
                 (3) Exhibits

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------

3.1              Certificate of Incorporation of Home Bancorp of Elgin, Inc.*

3.2              Bylaws of Home Bancorp of Elgin, Inc.*

4.3              Specimen of Stock Certificate of Home Bancorp of Elgin, Inc.*

10.1 Home Bancorp of Elgin, Inc. Employee Stock Ownership Plan and Trust Agreement adopted effective as of January 1, 1996.*

10.2             Loan Agreement by and between the Home Bancorp of Elgin, Inc.
                 Employee Stock Ownership

                 Plan Trust and Home Bancorp of Elgin, Inc. made and entered into as of September 26, 1996.**

10.3 Employment Agreement between Home Bancorp of Elgin, Inc. and George L. Purucco made and entered into as of September 26, 1996.

10.4 Employment Agreement between Home Bancorp of Elgin, Inc. and Lyle N. Dolan made and entered into as of September 26, 1996.

10.5 Employment Agreement between Home Bancorp of Elgin, Inc. and Kenneth L. Moran made and entered into as of September 26, 1996.

10.6 Employment Agreement between Home Federal Savings and Loan Association of Elgin and George L. Perucco made and entered into as of September 26, 1996.

10.7 Employment Agreement between Home Federal Savings and Loan Association of Elgin and Lyle N. Dolan made and entered into as of September 26, 1996.

10.8 Employment Agreement between Home Federal Savings and Loan Association of Elgin and Kenneth L. Moran made and entered into as of September 26, 1996.

10.9 Employee Retention Agreement between Home Federal Savings and Loan Association of Elgin, Home Bancorp of Elgin, Inc. and David G. Towe made and entered into as of September 26, 1996.

10.10 Employee Retention Agreement between Home Federal Savings and Loan Association of Elgin, Home Bancorp of Elgin, Inc. and Raymond G. Bandemer made and entered into as of September 26, 1996.

10.11 Employee Retention Agreement between Home Federal Savings and Loan Association of Elgin, Home Bancorp of Elgin, Inc. and Katheen A. Schroeder made and entered into as of September 26, 1996.

10.12 Employee Retention Agreement between Home Federal Savings and Loan Association of Elgin, Home Bancorp of Elgin, Inc and Pat
                 A. Lenart made and entered into as of September 26, 1996.

10.13 Form of Severance Pay Plan of Home Federal Savings and Loan Association of Elgin.*

13.1 Portions of the Home Bancorp of Elgin, Inc. 1997 Annual Report to Stockholders.

21.1             Subsidiaries of the Registrant.*

23.1             Consent of KPMG Peat Marwick LLP.

27.1 Financial Data Schedule (Submitted only with filing in electronic format).

99.1 Proxy Statement for the 1998 Annual Meeting of Stockholders of Home Bancorp of Elgin, Inc. (previously filed with the Securities and Exchange Commission on March 12, 1998).

* Incorporated herein by reference to Registration Statement No. 333-05909 on Form S-1 of Home Bancorp of Elgin, Inc. filed with the Securities and Exchange Commission on June 13, 1996, as amended.

** Incorporated herein by reference to the Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 28, 1997.

(b) The Company filed no reports on Form 8-K during the fourth quarter of 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Elgin, State of Illinois, on March 19, 1998.

                                    Home Bancorp of Elgin, Inc.


                                    By:    /s/ George L. Perucco
                                           -------------------------------------
                                           George L. Perucco
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

              NAME                            TITLE                    DATE

/s/ George L. Perucco         Director, President and Chief       March 19, 1998
-----------------------       Executive Officer (Principal
George L. Perucco             executive officer)

/s/ Lyle N. Dolan             Executive Vice President and        March 19, 1998
-----------------------       Treasurer (Principal financial
Lyle N. Dolan                 and accounting officer)

/s/ Orval M. Graening         Director                            March 19, 1998
-----------------------
Orval M. Graening

/s/ Henry R. Hines            Director                            March 19, 1998
-----------------------
Henry R. Hines

/s/ Donald E. Laird           Director                            March 19, 1998
-----------------------
Donald E. Laird

/s/ Leigh C. O'connor         Director                            March 19, 1998
-----------------------
Leigh C. O'Connor

/s/ Thomas S. Rakow           Director                            March 19, 1998
-----------------------
Thomas S. Rakow

/s/ Richard S. Scheflow       Director                            March 19, 1998
-----------------------
Richard S. Scheflow