Form 10-Q
period 1998-03-31
HOME BANCORP OF ELGIN INC
filed 1998-05-12
CIK 1016325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

          (Mark One)

          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

          [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

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

                                       N/A
                      ____________________________________
              (Former name, former address and former fiscal year,
                          if changed from last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                          Outstanding at
          Class                                           March 31, 1998
          -----                                           --------------

       Common Stock,
       par value $.01                                       6,855,799

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------


Item 1.   Financial Statements of Home Bancorp of Elgin, Inc.

          Consolidated Balance Sheets (Unaudited) -- March 31, 1998
          and December 31, 1997 ...............................................1

          Consolidated Statements of Earnings (Unaudited) --
          Three months ended March 31, 1998 and 1997 ..........................2

          Consolidated Statements of Cash Flows (Unaudited) --
          Three months ended March 31, 1998 and 1997 ..........................3

          Notes to Unaudited Consolidated Financial Statements ................4


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .................................5


Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk.........................................................13


                          PART II -- OTHER INFORMATION
                          ----------------------------


Item 1.   Legal Proceedings ..................................................13

Item 2.   Changes in Securities and Use of Proceeds ..........................13

Item 3.   Defaults upon Senior Securities ....................................13

Item 4.   Submission of Matters to a Vote of Security Holders ................13

Item 5.   Other Information ..................................................13

Item 6.   Exhibits and Reports on Form 8-K ...................................13

Signatures....................................................................14

Part I - FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS


HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
     (Unaudited)

                                                                                   March 31,          December 31,
                                                                                     1998                 1997
                                                                                     ----                 ----
                                                                                    (In thousands, except shares
                                                                                       and per share amounts)
ASSETS
 Cash and due from banks.....................................................    $      6,127         $      6,852
 Interest-earning deposits...................................................          48,969               34,708
 Loans receivable, net.......................................................         301,680              298,661
 Government National Mortgage Association
   mortgage-backed securities held to maturity...............................              80                   92
 Accrued interest receivable.................................................           1,445                1,437
 Real estate owned and in judgment, at lower of cost or fair value...........             274                  286
 Federal Home Loan Bank of Chicago stock, at cost............................           2,606                2,606
 Office properties and equipment, net........................................           6,981                7,113
 Prepaid expenses and other assets...........................................             814                  840
                                                                                 ------------         ------------
   Total assets..............................................................    $    368,976         $    352,595
                                                                                 ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Savings deposits............................................................    $    267,745         $    248,218
 Borrowed funds .............................................................              --                5,000
 Advance payment by borrowers for taxes and insurance........................           3,349                2,285
 Accrued interest payable and other liabilities..............................           2,213                1,877
                                                                                 ------------         ------------
   Total liabilities.........................................................         273,307              257,380
                                                                                 ------------         ------------

Stockholders' Equity:
 Preferred stock, $.01 par value, 3,000,000 shares
   authorized; none outstanding..............................................            --                   --
 Common stock, $.01 par value; 12,000,000 shares
    authorized, 7,009,250 shares issued; 6,855,799 shares
    outstanding at March 31, 1998 and at December 31, 1997...................              70                   70
 Additional paid-in capital..................................................          68,558               68,324
 Retained earnings, substantially restricted.................................          37,919               38,095
 Treasury stock, at cost (153,451 shares) ...................................          (2,470)              (2,470)
 Common stock acquired by Recognition and Retention Plan.....................          (3,673)              (3,898)
 Common stock acquired by Employee Stock Ownership Plan .....................          (4,735)              (4,906)
   Total stockholders' equity................................................          95,669               95,215
                                                                                 ------------         ------------
 Total liabilities and stockholders' equity..................................    $    368,976         $    352,595
                                                                                 ============         ============

See accompanying notes to unaudited consolidated financial statements.

HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
             (Unaudited)


                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                    --------------------------
                                                                                    1998                 1997
                                                                                    ----                 ----
                                                                                       (In thousands, except
                                                                                        per share amounts)
INTEREST INCOME
 Loans secured by real estate..............................................      $  5,763            $  5,102
 Other loans...............................................................            14                  15
 Mortgage-backed securities held to maturity...............................             1                   2
 Investment securities held to maturity....................................            --                 682
 Interest-earning deposits.................................................           610                 302
 Federal Home Loan Bank of Chicago stock...................................            43                  44
                                                                                 --------            --------
    Total interest income..................................................         6,431               6,147
INTEREST EXPENSE
 Savings deposits..........................................................         2,727               2,569
 Borrowed funds............................................................            16                  --
                                                                                 --------            --------
    Total interest expense.................................................         2,743               2,569
                                                                                 --------            --------
 Net interest income before provision for loan losses......................         3,688               3,578
 Provision for loan losses.................................................            30                  30
                                                                                 --------            --------
 Net interest income after provision for loan losses.......................         3,658               3,548
                                                                                 --------            --------
NON-INTEREST INCOME
 Service fee income........................................................           230                 250
 Gain on sale of real estate owned.........................................            --                  34
 Other income..............................................................             8                 188
                                                                                 --------            --------
    Total non-interest income..............................................           238                 472
NON-INTEREST EXPENSE
 Compensation and benefits.................................................         1,599               1,232
 Occupancy expense.........................................................           405                 397
 Federal deposit insurance premiums........................................            59                  32
 Advertising and promotion.................................................           115                  97
 Automated teller machines.................................................            99                  96
 Professional services ....................................................           211                  92
 Data processing...........................................................           234                 235
 Other.....................................................................           342                 388
                                                                                 --------            --------
    Total non-interest expense.............................................         3,064               2,569
                                                                                 --------            --------
 Income before income tax expense..........................................           832               1,451
 Income tax expense........................................................           322                 563
                                                                                 --------            --------
    Net income.............................................................      $    510            $    888
                                                                                 ========            ========

Earnings per share:
 Basic ....................................................................      $   0.08             $   0.14
 Diluted...................................................................          0.08                 0.14
                                                                                 ========             ========


See accompanying notes to unaudited consolidated financial statements.


HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Unaudited)



                                                                                                   For the Three Months Ended
                                                                                                            March 31,
                                                                                                  ----------------------------
                                                                                                  1998                    1997
                                                                                                  ----                    ----
                                                                                                         (In thousands)
Cash flows from operating activities:
 Net income.............................................................................     $       510             $       888
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization expense..................................................             151                     161
 Provision for loan losses..............................................................              30                      30
 Market adjustment for committed ESOP shares............................................             233                      70
 Cost of ESOP shares released ..........................................................             171                     --
 Cost of RRP ...........................................................................             225                     --
 Accretion of discounts, net............................................................              --                    (314)
 Increase (decrease) in deferred loan fees..............................................             115                     (48)
 Real estate owned expense .............................................................              11                     --
 Gain on sale of real estate owned......................................................              --                     (34)
 Decrease (increase) in accrued interest receivable.....................................              (8)                    374
 Decrease (increase) in prepaid expenses and other assets, net..........................              26                     (70)
 Increase (decrease) in accrued interest payable and other liabilities, net.............             336                    (803)
                                                                                             -----------             -----------
    Net cash provided by operating activities...........................................           1,800                     254
                                                                                             -----------             -----------
Cash flows from investing activities:
 Net increase in loans receivable.......................................................          (3,163)                   (457)
 Repayment of mortgage-backed securities held-to-maturity...............................              12                      10
 Purchase of investment securities held-to-maturity.....................................              --                 (24,851)
 Proceeds from the maturity of investment securities held-to-maturity...................              --                  30,000
 Proceeds from the sale of real estate owned............................................              --                     208
 Purchase of office properties and equipment ...........................................             (19)                    (89)
                                                                                             -----------             -----------
    Net cash provided by (used in) investing activities.................................          (3,170)                  4,821
                                                                                             -----------             -----------
Cash flows from financing activities:
 Decrease in borrowed funds.............................................................          (5,000)                     --
 Net increase in savings deposits.......................................................          19,527                   1,242
 Net increase in advance payments by borrowers for taxes and insurance .................           1,064                     963
 Dividends paid on common stock.........................................................            (686)                     --
                                                                                             -----------             -----------
 Net cash provided by financing activities..............................................          14,905                   2,205
                                                                                             -----------             -----------
 Increase in cash and cash equivalents..................................................          13,535                   7,280
 Cash and cash equivalents at beginning of period.......................................          41,561                  28,003
                                                                                             -----------             -----------
 Cash and cash equivalents at end of period.............................................     $    55,096             $    35,283
                                                                                             ===========             ===========
 Supplemental disclosure of cash flow information: Cash paid during the period for:
        Interest........................................................................     $     2,751             $     2,579
        Income taxes....................................................................             166                     175


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

(2)     Earnings Per Share

        Earnings per share of common stock for the three months ended March 31, 1998 have been calculated according to the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Earnings per share for the three months ended March 31, 1997 have been restated to comply with the provisions of SFAS 128. ESOP shares are only considered outstanding for earnings per share calculations when they are released or committed to be released.



                                                                                      For the Three Months Ended
                                                                                               March 31,
                                                                                      ---------------------------
                                                                                        1998              1997
                                                                                        ----              ----
Basic:
     Net income................................................................  $    509,740       $    888,384
     Weighted average common shares outstanding................................     6,380,015          6,462,529
                                                                                    ---------          ---------
Basic earnings per share.......................................................  $       0.08       $       0.14
                                                                                 =============      ============
Diluted:
     Net income................................................................  $    509,740       $    888,384
     Weighted average common shares outstanding................................     6,380,015          6,462,529
     Stock options.............................................................       128,197                  -
                                                                                 -------------      ------------
Diluted weighted average common shares outstanding.............................     6,508,212          6,462,529
                                                                                 ------------       ------------
Diluted earnings per share.....................................................  $       0.08      $        0.14
                                                                                 ============      =============


(3)  Commitments and Contingencies

     At March 31, 1998, the Company had outstanding commitments to originate mortgage loans of $11.7 million, of which $11.0 million were fixed-rate commitments.

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

         Home Bancorp's sole business activity consists of the ownership of the Association. The Company also invests in short-term investment grade marketable securities and other liquid investments. The Association's principal business consists of attracting deposits from the public and investing those deposits, along with funds generated from operations, primarily in loans secured by mortgages on one- to four-family residences. The Association's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans, interest-earning deposits and securities, and the interest expense on its interest-bearing liabilities, such as savings deposits and borrowed funds. The Association also generates non-interest income such as service charges and other fees. The Association's non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, data processing fees and other operating expenses. The Association's results of operations are also significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies and actions of regulatory agencies.

         The selected financial ratios and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Unaudited Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this report.




                                                                                        At or For the
                                                                                     Three Months Ended
                                                                                          March 31,
                                                                              1998                        1997
                                                                              --------------------------------
                                                                                (Dollars in thousands, except
                                                                                shares and per share amounts)
                                                                                         (Unaudited)
SELECTED FINANCIAL RATIOS(1):
 PERFORMANCE RATIOS:
   Return on average assets.......................................             0.56%                       1.00%
   Return on average equity.......................................             2.14                        3.54
   Average interest rate spread(2)................................             3.15                        3.04
   Net interest margin(3).........................................             4.23                        4.20
   Average interest-earning assets to average
     interest-bearing liabilities.................................           134.32                      138.37
   Non-interest expense to average assets.........................             3.35                        2.88
 CAPITAL RATIOS(1):
   Average equity to average assets...............................            26.08                       28.18
   Consolidated equity to total assets at end of period...........            25.84                       28.11
   Tangible capital(4)............................................            20.15                       20.15
   Core capital(4)................................................            20.15                       20.15
   Total risk-based capital(4)....................................            36.77                       41.42
ASSET QUALITY RATIOS AND OTHER DATA(1):
   Total non-performing loans(5)..................................    $         898               $         879
   Real estate owned, net.........................................              274                         377
   Non-performing loans to total loans(6).........................             0.30%                       0.33%
   Non-performing assets to total assets..........................             0.32                        0.35
   Allowance for loan losses to:
      Non-performing loans........................................           121.46                      110.91
      Total loans(6)..............................................             0.36                        0.37
   Number of shares outstanding...................................        6,855,799                   7,009,250
   Book value per share...........................................    $       13.95               $       14.39
---------------------

(1) With the exception of end-of-period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate. Capital Ratios and Asset Quality Ratios And Other Data are end-of-period ratios and data.
(2) The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(3) The net interest margin represents net interest income as a percentage of average interest-earning assets.
(4) These regulatory capital ratios are for Home Federal Savings and Loan Association of Elgin only.
(5) Non-performing loans consist of non-accrual loans; the Company did not have any loans that were 90 days or more past due and still accruing at any of the dates referred to in the table above.
(6) Total loans represents gross loans less deferred loan fees and loans in process.

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

      The following table sets forth certain information relating to the Company's statements of financial condition and the statements of operations for the three months ended March 31, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average monthly balances. The yields and costs include fees which are considered adjustments to yields.

                                                                              For the Three Months Ended March 31,
                                                                         1998                                     1997
                                                                         ----                                     ----
                                                                                     Average                                Average
                                                          Average                    Yield/        Average                  Yield/
                                                          Balance      Interest       Cost         Balance       Interest    Cost
                                                          -------      --------       ----         -------       --------    ----
                                                                                    (Dollars in thousands)
ASSETS
 Interest-earning assets:
    Real estate loans(1)............................... $ 298,485    $   5,763         7.72%     $ 261,616     $   5,102       7.80%
    Other loans........................................       603           14         9.29            652            15       9.20
    Mortgage-backed securities.........................        84            1         4.76            135             2       5.93
    Investment securities..............................        --           --           --         51,446           682       5.30
    Interest-earning deposits..........................    46,947          610         5.20         23,954           302       5.04
    FHLB of Chicago stock..............................     2,606           43         6.60          2,678            44       6.72
                                                        ---------    ---------    ---------      ---------     ---------  ---------

       Total interest-earning assets...................   348,725        6,431         7.38%       340,481         6,147       7.22%
                                                        ---------    ---------    ---------      ---------     ---------  ---------

 Allowance for loan losses.............................    (1,083)                                    (965)
 Non-interest earning assets...........................    17,884                                   17,224
                                                        ---------                                ---------

       Total assets.................................... $ 365,526                                $ 356,740
                                                        =========                                =========

LIABILITIES AND EQUITY:
 Interest-bearing liabilities:
    NOW/Super NOW accounts............................. $  43,034   $      221         2.05%     $  42,523     $     223       2.10%

    Money market accounts..............................    15,962          130         3.26         16,843           133       3.16
    Passbook accounts..................................    60,129          452         3.01         62,805           478       3.04
    Certificates of deposit............................   139,028        1,924         5.54        123,897         1,735       5.60
    Borrowed funds.....................................     1,167           16         5.48             --            --         --
                                                        ---------    ---------    ---------      ---------     ---------  ---------

       Total interest-bearing liabilities..............   259,320        2,743         4.23%       246,068         2,569       4.18%
                                                        ---------    ---------    ---------      ---------     ---------  ---------

 Non-interest bearing NOW accounts.....................     6,482                                    5,474
 Other non-interest-bearing liabilities................     4,377                                    4,682
                                                        ---------                                ---------

       Total liabilities...............................   270,179                                  256,224
                                                        ---------                                ---------

   Stockholders' equity................................    95,347                                  100,516
                                                        ---------                                ---------


       Total liabilities and stockholders' equity...... $ 365,526                                $ 356,740
                                                        =========                                =========

 Net interest income...................................              $   3,688                                 $   3,578
                                                                     =========                                 =========
 Interest rate spread(2)...............................                                3.15%                                   3.04%
                                                                                  =========                                =========
 Net interest margin(3)................................                                4.23%                                   4.20%
                                                                                  =========                                =========

 Ratio of interest-earning assets to
   interest-bearing liabilities........................                 134.32%                                   138.37%
                                                                     =========                                 =========


(1) In computing the average balance of loans, non-accrual loans have been included.
(2) Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND DECEMBER 31, 1997

         TOTAL ASSETS. Total assets increased $16.4 million or 4.6% from $352.6 million at December 31, 1997 to $369.0 million at March 31, 1998. The increase in total assets was primarily due to funds received from the $19.5 million increase in savings deposits which were partially offset by disbursements of funds to repay $5.0 million in borrowed funds.

         CASH AND DUE FROM BANK. Cash and due from banks decreased $725,000 or 10.6% from $6,852,000 at December 31, 1997 to $6,127,000 at March 31, 1998. This
decrease was primarily due to the transfer of funds to interest-earning deposits.

         INTEREST-EARNING DEPOSITS. Interest-earning deposits increased $14.3 million or 41.1% from $34.7 million at December 31, 1997 to $49.0 million at March 31, 1998. This increase is primarily due to $725,000 of funds transferred from cash and due from banks and $13.6 million invested from the increase in savings deposits.

         LOANS RECEIVABLE. Loans receivable increased $3.0 million or 1.0% from $298.7 million at December 31, 1997 to $301.7 million at March 31, 1998. This increase was primarily due to aggressive marketing of the Association's loan products.

         SAVINGS DEPOSITS. Savings deposits increased $19.5 million or 7.9% from $248.2 million at December 31, 1997 to $267.7 million at March 31, 1998. This increase was primarily due to the offering of a special rate short-term certificate of deposit.

         ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE. Advance payment by borrowers for taxes and insurance increased $1.1 million or 46.6% from $2.2 million at December 31, 1997 to $3.3 million at March 31, 1998. This increase is due to the normal accumulation of funds in the first quarter of the year for taxes payable in the second and third quarters of the year.

         STOCKHOLDERS' EQUITY. Stockholders' equity increased $454,000 or 4.8% from $95.2 million at December 31, 1997 to $95.7 million at March 31, 1998. Additional paid-in capital increased $234,000 or 0.34% from $68,324,000 at December 31, 1997 to $68,558,000 at March 31, 1998, primarily due to market value adjustments on ESOP shares released. Common stock acquired by recognition and retention plan decreased $225,000 or 5.8% from $3.9 million at December 31, 1997 to $3.7 million at March 31, 1998 due to RRP expense. Common stock acquired by employee stock ownership plan decreased $171,000 or 3.5% from $4.9 million at December 31, 1997 to $4.7 million at March 31, 1998 due to the release of stock for the ESOP. Retained earnings decreased $176,000 or 0.5% from $38.1 million at December 31, 1997 to $37.9 million at March 31, 1998. This decrease was due to $686,000 in dividends paid on common stock, which was offset by $510,000 in net income for the three months ended March 31, 1998.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
1997

         GENERAL. Net income for the three months ended March 31, 1998 decreased $378,000 or 42.6% from $888,000 or $0.14 basic and diluted earnings per share for the three months ended March 31, 1997 to $510,000 or $0.08 basic and diluted earnings per share for the three months ended March 31, 1998. The $378,000 decrease was primarily due to a decrease of $234,000 in noninterest income and a $495,000 increase in noninterest expense. These were offset, in part, by a $110,000 increase in net interest income before provision for loan losses and a $241,000 decrease in income tax expense.

         INTEREST INCOME. Interest income increased $284,000 or 4.6% from $6.1 million for the three months ended March 31, 1997 to $6.4 million for the three months ended March 31, 1998. This increase was primarily due to an increase in the average yield on interest earning assets of 16 basis points from 7.22% for the three months ended March 31, 1997 to 7.38% for the three months ended March 31, 1998 and an increase in the average balance of interest-earning assets of $8.2 million or 2.4% from $340.5 million for the three months ended March 31, 1997 to $348.7 million for the three months ended March 31, 1998. The increase in the average yield was primarily due to a change in the composition of interest-earning assets. The average balance of real estate loans increased $36.9 million, which is a higher yielding asset, while investment securities and interest-earning deposits decreased $28.5 million, which are lower yielding assets. The increase in the average balance was primarily due to receipt of the proceeds from the increase in savings deposits.

         INTEREST EXPENSE. Interest expense increased $174,000 or 6.8% from $2,569,000 for the three months ended March 31, 1997 to $2,743,000 for the three months ended March 31, 1998. This increase was primarily due to a 5 basis point increase in the cost of average interest-bearing liabilities from 4.18% for the three months ended March 31, 1997 to 4.23% for the three months ended March 31, 1998 and a $13.5 million increase in the average balance of interest-bearing liabilities from $246.1 million for three months ended March 31, 1997 to $259.6 million for the three months ended March 31, 1998. The 5 basis point increase in the cost of average interest-bearing liabilities was primarily due to higher costing certificates of deposit. The increase in the average balance of interest-bearing liabilities was primarily due to the Association's offering of a special rate short-term certificate of deposit.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $110,000 or 3.1% from $3,578,000 for the three months ended March 31, 1997 to $3,688,000 for the three months ended March 31, 1998. This increase was primarily due to an 11 basis point increase in the interest rate spread from 3.04% for the three months ended March 31, 1997 to 3.15% for the three months ended March 31, 1998. This was offset, in part, by a decrease of 405 basis points in the ratio of interest-earning assets to interest-bearing liabilities from 138.37% for the three months ended March 31, 1997 to 134.32% for the three months ended March 31, 1998. The net interest margin increased 3 basis points from 4.20% for the three months ended March 31, 1997 to 4.23% for the three months ended March 31, 1998.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $30,000 for each period. Management determined that keeping the provision for loan losses at the same level was appropriate in light of its current review of the Association's loan portfolio, asset quality, delinquent and non-performing loans, the historically low loan loss experience and the national and regional economies. The ratio of the allowance for loan losses to non-performing loans was 121.46% and 110.91% at March 31, 1998 and 1997, respectively, and the ratio of the allowance for loan losses to total loans was 0.36% and 0.37% at such respective dates. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals on collateral, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, regulatory examinations and other factors, both within and outside of management's control.

         NONINTEREST INCOME. Noninterest income decreased $234,000 or 49.6% from $472,000 for the three months ended March 31, 1997 to $238,000 for the three months ended March 31, 1998. This decrease was primarily due to the $180,000 or 95.7% decrease in other income from $188,000 for the three months ended March 31, 1997 to $8,000 for the three months ended March 31, 1998. This decrease was due to the receipt of $182,000 in excess funds from the liquidation of the Association's pension plan in 1997 in connection with the Association's conversion to stock form in September 1996, a non-recurring item. There was also a decrease in gain on sale of real estate owned as there were no sales of real estate owned in 1998.

         NONINTEREST EXPENSE. Noninterest expense increased $495,000 or 19.3% from $2.6 million for the three months ended March 31, 1997 to $3.1 million for the three months ended March 31, 1998. This increase was primarily due to increases in compensation and benefits, federal deposit insurance premiums, advertising, promotion and professional services expenses, which were partially offset by a decrease in other expense. Compensation and benefits expense increased $367,000 or 29.8% from $1,232,000 for the three months ended March 31, 1997 to $1,599,000 for the three months ended March 31, 1998. This increase was due, in part, to an increase in Employee Stock Ownership Plan ("ESOP") expense of $163,000 which resulted, in part, from a market value adjustment for shares released, due to the repayment of principal on the ESOP loan by the ESOP trustee from plan earnings. There was no similar expense in the three months ended March 31, 1997. Expenses associated with the RRP increased $225,000 in 1998. The RRP plan was not in effect in the first three months of 1997. Advertising and promotion expense increased $18,000 or 18.6% from $97,000 for the three months ended March 31, 1997 to $115,000 for the three months ended March 31, 1998. This increase was primarily due to additional expenses incurred in connection with the special rate short-term certificate of deposit offered during the three months ended March 31, 1998. Professional services expense increased $119,000 or 129.3% from $92,000 for the three months ended March 31, 1997 to $211,000 for the three months ended March 31, 1998. This increase was primarily due to the Company's use of additional professional consulting services during the three months ended March 31, 1998. Other expenses decreased $46,000 or 11.9% from $388,000 for the three months ended March 31, 1997 to $342,000 for the three months ended March 31, 1998. This decrease was primarily due to a decrease in stationary, printing and office supply expense, franchise taxes, postage and express and real estate expense.

         INCOME TAX EXPENSE. Income tax expense decreased $241,000 or 42.8% from $563,000 for the three months ended March 31, 1997 to $322,000 for the three months ended March 31, 1998. This decrease was primarily due to a lower level of taxable income. The effective tax rate was 38.7% for the three months ended March 31, 1998, which was comparable to 38.8% for the three months ended March 31, 1997.

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

         The Association is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable savings deposit accounts plus short-term borrowings, as defined by the regulations of the OTS. The minimum required liquidity ratio is currently 4.0%. At March 31, 1998, the Association's liquidity ratio was 12.76%. The levels of the Association's liquid assets are dependent on the Association's operating, financing and investing activities during any given period. Management believes it will have adequate resources to fund all commitments on a short-term and long-term basis in accordance with its business strategy.

         The primary investing activities of the Company are the origination of mortgage and other loans and, to a much more limited extent, the purchase of U.
S. Government or U. S. Government agency securities. See the "Consolidated Statements of Cash Flows" in the unaudited consolidated financial statements included in this Form 10- Q for the sources and uses of cash flows for operating activities, investing activities and financing activities for the three months ended March 31, 1998 and 1997.

         The Company has other sources of liquidity if a need for additional funds arises, including the ability to obtain FHLB of Chicago advances of up to $52.1 million based on the Association's current investment in FHLB of Chicago stock. There were no borrowings outstanding at March 31, 1998.

         At March 31, 1998, the Association had outstanding loan origination commitments of $11.7 million, undisbursed loans in process of $614,000 and unused lines of consumer credit of $255,000. The Association anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 1998 totaled $91.9 million. Based upon the Association's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Association.

         At March 31, 1998, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $70.2 million, or 20.15% of total adjusted assets, which is above the required level of $5.2 million or 1.5%; core capital of $70.2 million, or 20.15% of total adjusted assets, which is above the required level of $10.5 million or 3.0%; and total risk-based capital of $71.3 million, or 36.77% of risk-weighted assets, which is above the required level of $15.5 million, or 8.0%.

         At March 31, 1998, the total stockholders' equity of Home Bancorp was $95.7 million, and the ratio of stockholders' equity to total assets was 25.84%.

THE YEAR 2000 PROBLEM

         The "Year 2000 Problem" centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.
 Like most financial service providers, the Company and the Association may be significantly affected by the Year 2000 Problem due to the nature of financial information. Furthermore, if computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results.

         In order to address the Year 2000 issue and to minimize its potential adverse impact, management has begun a process to identify areas that will be affected by the Year 2000 Problem, assess its potential impact on the operations of the Association, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors and develop contingency plans for any critical systems that are not effectively reprogrammed. The Company's plan is divided into these five phases: (1) awareness; (2) assessment; (3) renovation; (4) validation; and (5) implementation.

         The Company has substantially completed the first two phases of the plan and is currently working internally and with external vendors on the final three phases. Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 plan is working with external vendors to test and certify their systems as Year 2000 compliant. The Company's external vendors have surveyed their programs to inventory the necessary changes and have begun correcting the applicable computer programs and replacing equipment so that the Company's information systems will be Year 2000 compliant prior to June 30, 1998. This will enable the Company to devote substantial time to the testing of the upgraded systems prior to the arrival of the millennium. The Company expects to complete its timetable for carrying out its plans to address year 2000 issues, and to finish testing by December 31, 1998.

          In addition, monitoring and managing the year 2000 project will result in additional direct and indirect costs to the Company and the Association. The Company currently estimates that the aggregate direct and indirect costs will not exceed $100,000 and does not believe that such costs will have a material effect on its results of operations. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. Such costs have not been material to date.

         The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. In addition, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         In management's opinion, there has not been a material change in market risk from December 31, 1997 as reported in Item 7A of the Company's Form 10-K.

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



---------------

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


May 12, 1998