Form 10-Q
period 1998-06-30
HOME BANCORP OF ELGIN INC
filed 1998-07-30
CIK 1016325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                to

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

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed from last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]       No   [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                                                    Outstanding  at
                        Class                        June 30, 1998
                        -----                        -------------

                    Common Stock,
                    par value $.01                      6,855,799

                                TABLE OF CONTENTS



                                     PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements of Home Bancorp of Elgin, Inc.

          Consolidated Balance Sheets (Unaudited) -- June 30, 1998
          and December 31, 1997 ................................................................... 1

          Consolidated Statements of Earnings (Unaudited) -- Three and six months ended
          June 30, 1998 and 1997 .................................................................. 2

          Consolidated Statements of Cash Flows (Unaudited) -- Three and six months ended
          June 30, 1998 and 1997 .................................................................. 3

          Notes to Unaudited Consolidated Financial Statements .................................... 4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ................................................................... 5

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............................. 15


                                      PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings ...................................................................... 15

Item 2.   Changes in Securities and Use of Proceeds .............................................. 15

Item 3.   Defaults upon Senior Securities ........................................................ 15

Item 4.   Submission of Matters to a Vote of Security Holders .................................... 15

Item 5.   Other Information ...................................................................... 16

Item 6.   Exhibits and Reports on Form 8-K ....................................................... 16

Signatures........................................................................................ 17

Part I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
      (Unaudited)


                                                                                   June 30,           December 31,
                                                                                     1998                 1997
                                                                                     ----                 ----
                                                                                       (In thousands, except
                                                                                           share amounts)

ASSETS
 Cash and due from banks.....................................................    $      4,768         $      6,852
 Interest-earning deposits...................................................          30,400               34,708
 Loans receivable, net.......................................................         319,925              298,661
 Government National Mortgage Association
   mortgage-backed securities held to maturity...............................              72                   92
 Accrued interest receivable.................................................           1,554                1,437
 Real estate owned and in judgment, at lower of cost or fair value...........             229                  286
 Federal Home Loan Bank of Chicago stock, at cost............................           2,954                2,606
 Office properties and equipment, net........................................           6,910                7,113
 Prepaid expenses and other assets...........................................             844                  840
                                                                                 ------------         ------------
   Total assets..............................................................    $    367,656         $    352,595
                                                                                 ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Savings deposits............................................................    $    267,291         $    248,218
 Borrowed funds .............................................................              --                5,000
 Advance payment by borrowers for taxes and insurance........................           2,378                2,285
 Accrued interest payable and other liabilities..............................           1,975                1,877
                                                                                 ------------         ------------
   Total liabilities.........................................................         271,644              257,380
                                                                                 ------------         ------------

Stockholders' Equity:
 Preferred stock, $.01 par value, 3,000,000 shares
   authorized; none outstanding..............................................            --                   --
 Common stock, $.01 par value; 12,000,000 shares
    authorized, 7,009,250 shares issued; 6,855,799 shares
    outstanding at June 30, 1998 and at December 31, 1997....................              70                   70
 Additional paid-in capital..................................................          68,670               68,324
 Retained earnings, substantially restricted.................................          37,926               38,095
 Treasury stock, at cost (153,451 shares) ...................................          (2,470)              (2,470)
 Common stock acquired by Recognition and Retention Plan.....................          (3,449)              (3,898)
 Common stock acquired by Employee Stock Ownership Plan .....................          (4,735)              (4,906)
   Total stockholders' equity................................................          96,012               95,215
                                                                                 ------------         ------------
 Total liabilities and stockholders' equity..................................    $    367,656         $    352,595
                                                                                 ============         ============


See accompanying notes to unaudited consolidated financial statements.

HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
             (Unaudited)


                                                                      For the Three                 For the Six
                                                                       Months Ended                 Months Ended
                                                                        June 30,                       June 30,
                                                            --------------------------------- ---------------------------
                                                                  1998             1997             1998             1997
                                                            ---------------- ---------------- ---------------- ----------
                                                                                   (In thousands, except
                                                                                    per share amounts)

INTEREST INCOME
 Loans secured by real estate..............................     $ 5,954          $ 5,281         $ 11,716         $ 10,382
 Other loans...............................................          15               15               29               30
 Mortgage-backed securities held to maturity...............           1                2                3                5
 Investment securities held to maturity....................          --              508               --            1,189
 Interest-earning deposits.................................         575              444            1,185              746
 Federal Home Loan Bank of Chicago stock...................          47               44               90               89
                                                                -------          -------          -------          -------
    Total interest income..................................       6,592            6,294           13,023           12,441
INTEREST EXPENSE
 Savings deposits..........................................       2,879            2,607            5,606            5,176
 Borrowed funds............................................          --                5               16                5
                                                                -------          -------          -------          -------
    Total interest expense.................................       2,879            2,612            5,622            5,181
                                                                -------          -------          -------          -------
 Net interest income before provision for loan losses......       3,713            3,682            7,401            7,260
 Provision for loan losses.................................          30               30               60               60
                                                                -------          -------          -------          -------
 Net interest income after provision for loan losses.......       3,683            3,652            7,341            7,200
                                                                -------          -------          -------          -------
NON-INTEREST INCOME
 Service fee income........................................         255              245              485              495
 Gain on sale of real estate owned.........................          13               --               13               34
 Other income..............................................           8                6               16              194
                                                                -------          -------          -------          -------
    Total non-interest income..............................         276              251              514              723
NON-INTEREST EXPENSE
 Compensation and benefits.................................       1,470            1,357            3,069            2,589
 Occupancy expense.........................................         394              405              799              802
 Federal deposit insurance premiums........................          59               63              119               94
 Advertising and promotion.................................         108              111              223              208
 Automated teller machines.................................         106              107              205              203
 Professional services ....................................          98               92              308              215
 Data processing...........................................         227              225              460              460
 Other.....................................................         366              368              709              725
                                                                -------          -------          -------          -------
    Total non-interest expense.............................       2,828            2,728            5,892            5,296
                                                                -------          -------          -------          -------
 Income before income tax expense..........................       1,131            1,175            1,963            2,627
 Income tax expense........................................         439              456              761            1,019
                                                                -------          -------          -------          -------
    Net income ............................................     $   692          $   719          $ 1,202          $ 1,608
                                                                =======          =======          =======          =======
Earnings per share:
 Basic ....................................................     $  0.11          $  0.11          $  0.19          $  0.25
                                                                =======          =======          =======          =======
 Diluted...................................................     $  0.11          $  0.11          $  0.19          $  0.25
                                                                =======          =======          =======          =======


See accompanying notes to unaudited consolidated financial statements.

HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
    (Unaudited)

                                                                        For the Three Months Ended       For the Six Months Ended
                                                                                 June 30,                           June 30,
                                                                    ---------------------------------- ----------------------------
                                                                          1998             1997              1998          1997
                                                                    ---------------- ----------------- ---------------- ----------
                                                                                               (In thousands)

Cash flows from operating activities:
 Net income.......................................................     $   692          $   719           $ 1,202          $ 1,608
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization ...................................         152              157               304              314
 Provision for possible loan losses...............................          30               30                60               60
 Accretion of discounts, net......................................          --             (166)              ---              (476)
 Market adjustment for committed ESOP shares......................         113               82               346              152
 Cost of ESOP shares released ....................................          --              171               ---
 Cost of RRP......................................................         225              150               450              150
 Increase (decrease) in deferred loan fees........................          21              (70)              136             (119)
 Gain on sale of real estate owned ...............................         (13)              --               (13)             (34)
 Real estate owned expense........................................          (3)              --                 8               --
 Increase in accrued interest receivable..........................        (110)            (442)             (117)             (68)
 Increase in prepaid expenses and other assets, net...............         (29)             (79)               (4)            (150)
 Increase (decrease) in accrued interest payable and other
  liabilities, net................................................        (239)             435                97             (368)
                                                                          ----          -------            ------          -------
    Net cash provided by operating activities.....................         839              816             2,640            1,069
                                                                        ------           ------            ------          -------
Cash flows from investing activities:
 Net increase in loans receivable.................................     (18,297)         (17,894)          (21,460)         (18,502)
 Repayment of mortgage-backed securities held to maturity.........           8               18                19               28
 Maturities of investment securities held to maturity.............          --           15,229               ---           20,374
 Purchase of office properties and equipment......................         (82)             (20)             (101)            (105)
 Proceeds from the sale of REO....................................          62               --                62              359
 Proceeds from the sale of office properties and equipment........          --               --               ---               --
 Redemption (purchase) of stock in the Federal Home Loan Bank
   of Chicago.....................................................        (348)              72              (348)              72
                                                                          ----           ------            ------         --------
    Net cash provided by (used in) investing activities...........     (18,657)          (2,595)          (21,828)           2,226
                                                                       -------          -------           -------         --------
Cash flows from financing activities:
 Increase (decrease) in Federal Home Loan Bank of Chicago advances           --           5,000            (5,000)           5,000
 Net increase (decrease) in savings deposits......................        (453)          (3,950)           19,073           (2,708)
 Purchase of RRP stock............................................          --           (4,498)              --            (4,498)
 Purchase of Treasury stock.......................................          --           (2,470)              --            (2,470)
 Dividends paid on common stock...................................        (686)            (701)           (1,371)            (701)
 Net increase (decrease) in advance payments by borrowers for
  taxes and  insurance............................................        (971)            (885)               93               78
                                                                       -------          -------           -------         --------
 Net cash used in financing activities............................      (2,110)          (7,504)           12,795           (5,299)
                                                                       -------          -------           -------         --------
 Decrease in cash and cash equivalents............................      19,928            9,283             6,393            2,004
 Cash and cash equivalents at beginning of period.................      55,096           35,282            41,561           28,003
                                                                       -------          -------           -------         --------
 Cash and cash equivalents at end of period.......................     $35,168          $25,999           $35,168         $ 25,999
                                                                       =======          =======           =======         ========

 Supplemental  disclosure of cash flow information:
  Cash paid during the period for:
        Interest..................................................     $2,879           $ 2,600           $5,630           $5,179
        Income taxes..............................................        868              445             1,034              496


See accompanying notes to unaudited consolidated financial statements.

HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)     Basis of Presentation

        The consolidated financial statements included herein have been prepared by the Company without audit. In the opinion of management, the quarterly and six month unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations at and for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not necessarily indicative of results to be expected for the entire year.

(2)     Earnings Per Share

        Earnings per share of common stock for the three and six months ended June 30, 1998 have been calculated according to the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Earnings per share for the three and six months ended June 30, 1997 have been restated to comply with the provisions of SFAS 128. ESOP shares are only considered outstanding for earnings per share calculations when they are released or committed to be released.

                                                                      For the Three                    For the Six
                                                                       Months Ended                    Months Ended
                                                                        June 30,                         June 30,
                                                            ---------------------------------  ----------------------------
                                                                  1998             1997              1998          1997
                                                            ----------------  ---------------  ----------------- ----------
                                                                                     (In thousands, except
                                                                                      per share amounts)
Basic:
  Net Income...............................................  $   691,762       $    719,187      $  1,201,501      $  1,607,571
  Weighted average common shares outstanding ..............    6,382,302          6,438,921         6,381,164         6,450,660
                                                            ------------        -----------     -------------     -------------
  Basic earnings per share.................................  $      0.11       $       0.11      $       0.19      $      0.25
                                                            ============        ===========      ============     =============
  Diluted:
  Net income...............................................  $    691,762      $    719,187      $  1,201,501      $  1,607,571
  Weighted average common shares outstanding...............     6,382,302         6,438,921         6,381,164         6,450,660
  Stock options............................................        88,133            31,635           108,420            12,093
                                                            -------------       -----------      -------------    -------------
  Diluted weighted average common shares
     outstanding...........................................  $  6,470,435      $  6,470,556      $  6,489,584      $  6,462,753
                                                              -----------       -----------      ------------      ------------
  Diluted earnings per share...............................  $       0.11      $       0.11      $       0.19      $      0.25
                                                            =============       ============     ============     =============


(3)     Definitive Merger Agreement

        The Company executed a Definitive Merger Agreement on June 2, 1998 to merge with State Financial Services Corporation ("State"), a bank holding company headquartered in Hales Corners, Wisconsin. The organization resulting from the merger will retain the name of State Financial Services Corporation. The merger is expected to be accounted for as a pooling of interests and is subject to several contingencies, including SEC registration, regulatory approval, and shareholder approval from both the Company and State shareholders. The Company and State have also entered into a Stock Option Agreement whereby, subject to certain conditions, the Company would grant to State an option to acquire up to 19.9% of the Company's outstanding shares.

(4)     Commitments and Contingencies

        At June 30, 1998, the Company had  outstanding  commitments to originate
mortgage  loans  of  $9.0  million,   of  which  $8.5  million  were  fixed-rate
commitments.

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


                                                           At or For the                     At or For the
                                                        Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                     ---------------------------  ---------------------------------
                                                        1998           1997             1998               1997
                                                     ------------   ------------  --------------------  -----------
                                                                   (Dollars in thousands, except
                                                                   shares and per share amounts)
                                                                            (Unaudited)

SELECTED FINANCIAL RATIOS(1):
 PERFORMANCE RATIOS:
 Return on average assets...........................       0.75%          0.81%             0.65%            0.90%
 Return on average equity...........................       2.89           2.92              2.52             3.23
 Average interest rate spread(2)....................       3.02           3.09              3.08             3.07
 Net interest margin(3).............................       4.17           4.29              4.20             4.25
 Average interest-earning assets to average
   interest-bearing liabilities.....................     135.65         139.59            135.07           138.98
 Non-interest expense to average assets.............       3.06           3.06              3.20             2.97
 CAPITAL RATIOS(1):
 Average equity to average assets...................      25.85          27.57             25.96            27.87
 Consolidated equity to total assets at end of period     26.11          26.70             26.11            26.70
 Tangible capital(4)................................      20.42          20.27             20.42            20.27
 Core capital(4)....................................      20.42          20.27             20.42            20.27
 Total risk-based capital(4)........................      35.41          39.45             35.41            39.45
 ASSET QUALITY RATIOS AND OTHER DATA(1):
 Total non-performing loans(5)......................  $     816    $     1,214       $       816      $     1,214
 Real estate owned, net.............................        229            225               229              225
 Non-performing loans to total loans(6).............       0.25%          0.43%             0.25%            0.43%
 Non-performing assets to total assets..............       0.28           0.41              0.28             0.41
 Allowance for loan losses to:
   Non-performing loans.............................     137.47          82.75            137.47            82.75
   Total loans(6)...................................       0.35           0.36              0.35             0.36
 Number of shares outstanding.......................  6,855,799      6,855,799         6,855,799        6,855,799
 Book value per share............................... $    14.00    $     13.73      $      14.00      $     13.73

------------
(1) With the exception of end-of-period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate. Capital Ratios and Asset Quality Ratios And Other Data are end-of-period ratios and data.

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

      The following table sets forth certain information relating to the Company's statements of financial condition and the statements of operations for the three and six months ended June 30, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average monthly balances. The yields and costs include fees which are considered adjustments to yields.

                                                                        For the Three Months Ended June 30,
                                                  ---------------------------------------------------------------------------
                                                                1998                                  1997
                                                  ----------------------------------  ---------------------------------------
                                                                           Average                                 Average
                                                   Average                 Yield/       Average                    Yield/
                                                   Balance     Interest     Cost        Balance      Interest       Cost
                                                   -------     --------     ----        -------      --------       ----
                                                                          (Dollars in thousands)
ASSETS:
 Interest-earning assets:
    Real estate loans(1).......................   $ 313,926     $ 5,954      7.59%     $ 273,367       $ 5,281      7.73%
    Other loans................................         676          15      8.88            652            15      9.20
    Mortgage-backed securities.................          75           1      5.33            122             2      6.56
    Investment securities......................          --          --        --         33,843           508      6.00
    Interest-earning deposits..................      38,316         575      6.00         32,563           444      5.45
    FHLB of Chicago stock......................       2,954          47      6.36          2,606            44      6.75
                                                   --------     -------     -----      ---------       -------      ----
       Total interest-earning assets...........     355,947       6,592      7.41%       343,153         6,294      7.34%
                                                   --------     -------     -----      ---------       -------      ----
 Allowance for loan losses.....................      (1,111)                                (995)
 Non-interest earning assets...................      15,250                               14,593
                                                   --------                            ---------
       Total asset.............................   $ 370,086                            $ 356,751
                                                   ========                             ========

LIABILITIES AND EQUITY:
 Interest-bearing liabilities:
    NOW/Super NOW accounts.....................  $   43,643     $   233      2.14%     $  42,072      $   230      2.19%
    Money market accounts......................      15,542         126      3.24         16,450          130      3.16
    Passbook accounts..........................      60,438         470      3.11         63,260          484      3.06
    Certificates of deposit....................     142,770       2,050      5.74        123,714        1,763      5.70
    Borrowed funds.............................          --          --        --            330            5      6.06
                                                   --------     -------     -----       --------       ------     -----
      Total interest-bearing liabilities.......     262,393       2,879      4.39%       245,826        2,612      4.25%
                                                   --------     -------     -----       --------       ------     -----
 Non-interest bearing NOW accounts.............       6,652                                 5,928
 Other non-interest-bearing liabilities........       5,377                                 6,632
                                                   --------                             --------
       Total liabilities.......................     274,422                               258,386
                                                   --------                             --------
   Stockholders' equity........................      95,664                                98,365
                                                   --------                             --------
       Total liabilities and stockholders'
          equity..............................   $ 370,086                             $ 356,751
                                                   =======                              ========
 Net interest income...........................                 $ 3,713                                $ 3,682
                                                                =======                                 ======
 Interest rate spread(2).......................                              3.02%                                  3.09%
                                                                            =====                                   ====
 Net interest margin(3)........................                              4.17%                                  4.29%
                                                                            =====                                   ====
 Ratio of interest-earning assets to
   interest-bearing liabilities................                  135.65%                               139.59%
                                                                =======                                =======



-------------

(1) In computing the average balance of loans, non-accrual loans have been included.

(2) Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                                                                     For the Six Months Ended June 30,
                                                  ---------------------------------------------------------------------------
                                                                1998                                  1997
                                                  ----------------------------------  ---------------------------------------
                                                                           Average                                 Average
                                                   Average                 Yield/       Average                    Yield/
                                                   Balance     Interest     Cost        Balance      Interest       Cost
                                                   -------     --------     ----        -------      --------       ----
                                                                          (Dollars in thousands)
ASSETS:
 Interest-earning assets:
    Real estate loans(1)....................   $ 306,206   $ 11,716      7.65%       $ 267,492      $ 10,382        7.76 %
    Other loans.............................         640         29      9.06              652            30          9.20
    Mortgage-backed securities..............          79          3      7.60              129             5          7.75
    Investment securities...................          --         --        --           42,228         1,189          5.63
    Interest-earning deposits...............      42,632      1,185      5.56           28,675           746          5.20
    FHLB of Chicago stock...................       2,780         90      6.47            2,642            89          6.74
                                                   -----         --      ----            -----            --          ----
       Total interest-earning assets........     352,337     13,023      7.39%         341,818        12,441          7.28%
                                                 -------     ------      ----          -------        ------          ----
 Allowance for loan losses..................      (1,097)                                 (980)
 Non-interest earning assets................      16,566                                15,907
                                                  ------                                ------
       Total assets.........................   $ 367,806                             $ 356,745
                                               =========                             =========

LIABILITIES AND EQUITY:
 Interest-bearing liabilities:
    NOW/Super NOW accounts..................   $  43,339   $    454      2.10%       $  42,297       $   453          2.14%
    Money market accounts...................      15,752        256      3.25           16,647           262          3.15
    Passbook accounts.......................      60,284        922      3.06           63,033           962          3.05
    Certificates of deposit.................     140,899      3,974      5.64          123,805         3,499          5.65
    Borrowed funds..........................         584         16      5.48              165             5          6.06
                                                     ---         --      ----              ---             -          ----
       Total interest-bearing liabilities...     260,858      5,622        4.31%       245,947         5,181          4.21%
                                                 -------      -----        ----        -------         -----          ----
 Non-interest bearing NOW accounts..........       6,567                                 5,701
 Other non-interest-bearing liabilities.....       4,876                                 5,657
                                                   -----                                 -----
       Total liabilities....................     272,301                               257,305
                                                 -------                               -------
   Stockholders' equity.....................      95,505                                99,440
                                                  ------                                ------
       Total liabilities and stockholders'
        equity..............................   $ 367,806                             $ 356,745
                                               =========                             =========
 Net interest income........................               $  7,401                              $ 7,260
                                                           ========                              =======
 Interest rate spread(2)....................                               3.08%                                  3.07%
                     ==                                                    ====                                   ====
 Net interest margin(3).....................                               4.20%                                  4.25%
                    ==                                                     ====                                   ====
 Ratio of interest-earning assets to
   interest-bearing liabilities.....................         135.07%                              138.98%
                                                             ======                               ======


---------

(1) In computing the average balance of loans, non-accrual loans have been included.

(2) Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND DECEMBER 31, 1997

         TOTAL ASSETS. Total assets increased $15.1 million or 4.3% from $352.6 million at December 31, 1997 to $367.7 million at June 30, 1998. The increase in total assets was primarily due to funds received from the $19.1 million increase in savings deposits which were partially offset by disbursements of funds to repay $5.0 million in borrowed funds.

         CASH AND DUE FROM BANK. Cash and due from banks decreased $2.1 million or 30.4% from $6.9 million at December 31, 1997 to $4.8 million at June 30, 1998. This decrease was primarily due to the use of funds for the increase in loans receivable.

         INTEREST-EARNING DEPOSITS. Interest-earning deposits decreased $4.3 million or 12.4% from $34.7 million at December 31, 1997 to $30.4 million at June 30, 1998. This decrease was primarily due to the use of funds for the increase in loans receivable.

         LOANS RECEIVABLE.  Loans receivable increased  $21,264,000 or 7.1% from
$298,661,000  at  December  31,  1997 to  $319,925,000  at June 30,  1998.  This
increase was primarily due to aggressive marketing of the Association's loan products.

         SAVINGS DEPOSITS. Savings deposits increased $19.1 million or 7.7% from $248.2 million at December 31, 1997 to $267.3 million at June 30, 1998. This increase was primarily due to the offering of a special rate short-term certificate of deposit. The proceeds were used primarily for the increase in loans receivable and the repayment of borrowed funds.

         BORROWED FUNDS. Borrowed funds decreased $5.0 million as a result of all borrowed funds being repaid with the proceeds from the increase in savings deposits.

         STOCKHOLDERS' EQUITY. Stockholders' equity increased $797,000 or 0.8% from $95.2 million at December 31, 1997 to $96.0 million at June 30, 1998. Additional paid-in capital increased $346,000 or 0.5% from $68,324,000 at December 31, 1997 to $68,670,000 at June 30, 1998, primarily due to market value adjustments on Employee Stock Ownership Plan (the "ESOP") shares released. Common stock acquired by the Recognition and Retention Plan ("RRP") decreased $449,000 or 11.5% from $3,898,000 at December 31, 1997 to $3,449,000 at June 30,
1998 due to RRP expense. Common stock acquired by the ESOP decreased $171,000 or 3.5% from $4.9 million at December 31, 1997 to $4.7 million at June 30, 1998 due to the release of stock for the ESOP. Retained earnings decreased $169,000 or 0.4% from $38.1 million at December 31, 1997 to $37.9 million at June 30, 1998. This decrease was due to $1,371,000 in dividends paid on common stock, which was offset by $1,202,000 in net income for the six months ended June 30, 1998.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
JUNE 30, 1998 AND 1997

         GENERAL. Net income decreased $27,000 or 3.8% from $719,000 or $0.11 diluted earnings per share for the three months ended June 30, 1997 to $692,000 or $0.11 diluted earnings per share for the three months ended June 30, 1998. The $27,000 decrease was primarily due to an increase of $100,000 in noninterest expense which was partially offset by a $31,000 increase in net interest income, a $25,000 increase in noninterest income and a decrease of $17,000 in income tax expense.

         INTEREST INCOME. Interest income increased $298,000 or 4.7% from $6.3 million for the three months ended June 30, 1997 to $6.6 million for the three months ended June 30, 1998. This increase was primarily due to an increase in the average yield on interest earning assets of 7 basis points from 7.34% for the three months ended June 30, 1997 to 7.41% for the three months ended June 30, 1998 and an increase in the average balance of interest-earning assets of $12,794,000 or 3.7% from $343,153,000 for the three months ended June 30, 1997 to $355,947,000 for the three months ended June 30, 1998. The increase in the average yield was primarily due to a change in the composition of interest-earning assets. The average balance of real estate loans increased $40.6 million, which is a higher yielding asset, while investment securities and interest-earning deposits decreased $28.1 million, which are lower yielding assets. The increase in the average balance was primarily due to receipt of the proceeds from the increase in savings deposits.

         INTEREST EXPENSE. Interest expense increased $267,000 or 10.2% from $2,612,000 for the three months ended June 30, 1997 to $2,879,000 for the three months ended June 30, 1998. This increase was primarily due to a 14 basis point increase in the cost of average interest-bearing liabilities from 4.25% for the three months ended June 30, 1997 to 4.39% for the three months ended June 30, 1998 and a $16.6 million increase in the average balance of interest-bearing liabilities from $245.8 million for the three months ended June 30, 1997 to $262.4 million for the three months ended June 30, 1998. The 14 basis point increase in the cost of average interest-bearing liabilities was primarily due to higher costing certificates of deposit. The increase in the average balance of interest-bearing liabilities was primarily due to the Association's offering of a special rate short-term certificate of deposit.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $31,000 or 0.8% from $3,682,000 for the three months ended June 30, 1997 to $3,713,000 for the three months ended June 30, 1998. This increase was primarily due to a $12,794,000 or 3.7% increase in the average balance of interest-earning assets from $343,153,000 for the three months ended June 30, 1997 to $355,947,000 for the three months ended June 30, 1998 and an increase of 7 basis points in the average yield from 7.34% for the three months ended June 30, 1997 to 7.41% for the three months ended June 30, 1998. These increases were partially offset by a $16,567,000 increase in the average balance of interest-bearing liabilities from $245,826,000 for the three months ended June 30, 1997 to $262,393,000 for the three months ended June 30, 1998 and a 14 basis point increase in the average cost from 4.25% for the three months ended June 30, 1997 to 4.39% for the three months ended June 30, 1998.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $30,000 for each period. Management determined that keeping the provision for loan losses at the same level was appropriate in light of its current review of the Association's loan portfolio, asset quality, delinquent and non-performing loans, the historically low loan loss experience and the national and regional economies. The ratio of the allowance for loan losses to non-performing loans was 137.47% and 82.75% at June 30, 1998 and 1997, respectively, and the ratio of the allowance for loan losses to total loans was 0.35% and 0.36% at such respective dates. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals on collateral, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, regulatory examinations and other factors, both within and outside of management's control.

         NONINTEREST INCOME. Noninterest income increased $25,000 or 10.0% from $251,000 for the three months ended June 30, 1997 to $276,000 for the three months ended June 30, 1998. This increase was primarily due to a $10,000 increase in service fee income as a result of changes in the service fee rates and a $13,000 gain on sale of real estate owned.

         NONINTEREST EXPENSE. Noninterest expense increased $100,000 or 3.7% from $2.7 million for the three months ended June 30, 1997 to $2.8 million for the three months ended June 30, 1998. This increase was primarily due to an increase in compensation and benefits expense which was partially offset by a decrease in occupancy expense. Compensation and benefits expense increased $113,000 or 8.3% from $1,357,000 for the three months ended June 30, 1997 to $1,470,000 for the three months ended June 30, 1998. This increase was primarily due to an increase in ESOP expense of $35,000 and an increase related to the Company's RRP expense of $75,000 in 1998. The increase in ESOP expense was due to a larger market value adjustment because of the increase in the Company's average stock price. The RRP plan was not in effect for the entire three month period ended June 30, 1997. Occupancy expense decreased $11,000 or 2.7% from $405,000 for the three months ended June 30, 1997 to $394,000 for the three months ended June 30, 1998 primarily due to a decrease in office building repairs and maintenance expense.

         INCOME TAX EXPENSE. Income tax expense decreased $17,000 or 3.7% from $456,000 for the three months ended June 30, 1997 to $439,000 for the three months ended June 30, 1998. This decrease was primarily due to a lower level of taxable income. The effective tax rate was 38.8% for the three months ended June 30, 1997 and 1998.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         GENERAL. Net income decreased $406,000 or 25.2% from $1,608,000 or $0.25 diluted earnings per share for the six months ended June 30, 1997 to $1,202,000 or $0.19 diluted earnings per share for the six months ended June 30, 1998. The $406,000 decrease was primarily due to a decrease of $209,000 in noninterest income and a $596,000 increase in noninterest expense. These were offset, in part, by a $141,000 increase in net interest income before provision for loan losses and a $258,000 decrease in income tax expense.

         INTEREST INCOME. Interest income increased $582,000 or 4.7% from $12.4 million for the six months ended June 30, 1997 to $13.0 million for the six months ended June 30, 1998. This increase was primarily due to an increase in the average yield on interest earning assets of 11 basis points from 7.28% for the six months ended June 30, 1997 to 7.39% for the six months ended June 30, 1998 and an increase in the average balance of interest-earning assets of $10.5 million or 3.1% from $341.8 million for the six months ended June 30, 1997 to $352.3 million for the six months ended June 30, 1998. The increase in the average yield was primarily due to a change in the composition of interest-earning assets. The average balance of real estate loans increased $38.7 million, which is a higher yielding asset, while investment securities and interest-earning deposits decreased $28.3 million, which are lower yielding assets. The increase in the average balance was primarily due to receipt of the proceeds from the increase in savings deposits.

         INTEREST EXPENSE. Interest expense increased $441,000 or 8.5% from $5,181,000 for the six months ended June 30, 1997 to $5,622,000 for the six months ended June 30, 1998. This increase was primarily due to a 10 basis point increase in the cost of average interest-bearing liabilities from 4.21% for the six months ended June 30, 1997 to 4.31% for the six months ended June 30, 1998 and a $14.9 million increase in the average balance of interest-bearing liabilities from $245.9 million for the six months ended June 30, 1997 to $260.9 million for the six months ended June 30, 1998. The 10 basis point increase in the cost of average interest-bearing liabilities was primarily due to the $17.1 million increase in higher costing certificates of deposit. The increase in the average balance of interest-bearing liabilities was primarily due to the Association's offering of a special rate short-term certificate of deposit.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $141,000 or 1.9% from
$7,260,000 for the six months ended June 30, 1997 to $7,401,000 for the six months ended June 30, 1998. This increase was primarily due to a $10,519,000 or 3.1% increase in the average balance of interest-earning assets from $341,818,000 for the six months ended June 30, 1997 to $352,337,000 for the six months ended June 30, 1998 and an increase of 11 basis points in the average yield from 7.28% for the six months ended June 30, 1997 to 7.39% for the six months ended June 30, 1998. These increases were partially offset by a $14,911,000 increase in the average balance of interest-bearing liabilities from $245,947,000 for the six months ended June 30, 1997 to $260,858,000 for the six months ended June 30, 1998 and a 10 basis point increase in the average cost from 4.21% for the six months ended June 30, 1997 to 4.31% for the six months ended June 30, 1998.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $60,000 for each period. Management determined that keeping the provision for loan losses at the same level was appropriate in light of its current review of the Association's loan portfolio, asset quality, delinquent and non-performing loans, the historically low loan loss experience and the national and regional economies. The ratio of the allowance for loan losses to non-performing loans was 137.47% and 82.75% at June 30, 1998 and 1997, respectively, and the ratio of the allowance for loan losses to total loans was 0.35% and 0.36% at such respective dates. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals on collateral, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, regulatory examinations and other factors, both within and outside of management's control.

         NONINTEREST INCOME. Noninterest income decreased $209,000 or 28.9% from $723,000 for the six months ended June 30, 1997 to $514,000 for the six months ended June 30, 1998. This decrease was primarily due to the $178,000 or 91.8% decrease in other income from $194,000 for the six months ended June 30, 1997 to $16,000 for the six months ended June 30, 1998. This decrease was due to the receipt of $182,000 in excess funds from the liquidation of the Association's pension plan in 1997 in connection with the Association's conversion to stock form in September 1996, a non-recurring item. There was also a decrease of $10,000 in service fee income and a $21,000 decrease in gain on real estate owned.

         NONINTEREST EXPENSE. Noninterest expense increased $596,000 or 11.3% from $5.3 million for the six months ended June 30, 1997 to $5.9 million for the six months ended June 30, 1998. This increase was primarily due to increases in compensation and benefits, federal deposit insurance premiums, advertising, promotion and professional services expenses, which were partially offset by a decrease in other expense. Compensation and benefits expense increased $480,000 or 18.5% from $2,589,000 for the six months ended June 30, 1997 to $3,069,000 for the six months ended June 30, 1998. This increase was due, in part, to an increase in ESOP expense of $198,000 which resulted, in part, from a market value adjustment for shares released, due to the repayment of principal on the ESOP loan by the ESOP trustee from plan earnings. There was no similar expense in the six months ended June 30, 1997. There was also an increase in the amount of the market value adjustment because of the increase in the Company's average stock price. Expenses associated with the RRP increased $300,000 in 1998. The RRP was not in effect in the first four months of 1997. Advertising and promotion expense increased $15,000 or 7.2% from $208,000 for the six months ended June 30, 1997 to $223,000 for the six months ended June 30, 1998. This increase was primarily due to additional expenses incurred in connection with the special rate short-term certificate of deposit offered during the six months ended June 30, 1998. Professional services expense increased $93,000 or 43.3% from $215,000 for the six months ended June 30, 1997 to $308,000 for the six months ended June 30, 1998. This increase was primarily due to the Company's use of additional professional consulting services in connection with evaluating the Company's strategic options, and matters related to the State merger.

         INCOME TAX EXPENSE. Income tax expense decreased $258,000 or 25.3% from $1,019,000 for the six months ended June 30, 1997 to $761,000 for the six months ended June 30, 1998. This decrease was primarily due to a lower level of taxable income. The effective tax rate was 38.8% for the six months ended June 30, 1997 and 1998.

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

         The Association is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable savings deposit accounts plus short-term borrowings, as defined by the regulations of the OTS. The minimum required liquidity ratio is currently 4.0%. At June 30, 1998, the Association's liquidity ratio was 5.82%. The levels of the Association's liquid assets are dependent on the Association's operating, financing and investing activities during any given period. Management believes it will have adequate resources to fund all commitments on a short-term and long-term basis in accordance with its business strategy.

         The primary investing activities of the Company are the origination of mortgage and other loans and, to a much more limited extent, the purchase of U.
S. Government or U. S. Government agency securities. See the "Consolidated Statements of Cash Flows" in the unaudited consolidated financial statements included in this Form 10-Q for the sources and uses of cash flows for operating activities, investing activities and financing activities for the three and six month periods ended June 30, 1998 and 1997.

         The Company has other sources of liquidity if a need for additional funds arises, including the ability to obtain FHLB of Chicago advances of up to $59.0 million based on the Association's current investment in FHLB of Chicago stock. There were no borrowings outstanding at June 30, 1998.

         At June 30, 1998, the Association had outstanding loan origination commitments of $9.0 million, undisbursed loans in process of $778,000 and unused lines of consumer credit of $254,000. The Association anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from June 30, 1998 totaled $90.9 million. Based upon the Association's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Association.

         At June 30, 1998, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $71.1 million, or 20.42% of total adjusted assets, which is above the required level of $5.2 million or 1.5%; core capital of $71.1 million, or 20.42% of total adjusted assets, which is above the required level of $10.4 million or 3.0%; and total risk-based capital of $72.2 million, or 35.41% of risk-weighted assets, which is above the required level of $16.3 million, or 8.0%.

         At June 30, 1998, the total stockholders' equity of Home Bancorp was $96.0 million, and the ratio of stockholders' equity to total assets was 26.11%.

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

         The Company has substantially completed the first two phases of the plan and is currently working internally and with external vendors on the final three phases. Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 plan is working with external vendors to test and certify their systems as Year 2000 compliant. The Company's external vendors have surveyed their programs to inventory the necessary changes and have begun correcting the applicable computer programs and replacing equipment so that the Company's information systems will be Year 2000 compliant prior to December 31, 1998. This will enable the Company to devote substantial time to the testing of the upgraded systems prior to the arrival of the millennium. The Company expects to complete its timetable for carrying out its plans to address Year 2000 issues, and to finish initial testing by December 31, 1998.

          In addition, monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Company and the Association. The Company currently estimates that the aggregate direct and indirect costs will not exceed $200,000 and does not believe that such costs will have a material effect on its results of operations. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. Such costs have not been material to date.

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

OTHER

         The Office of Thrift Supervision approved the stock repurchase program ("Repurchase Program"), that was adopted by the Board of Directors of the Company on June 18, 1998. The Repurchase Program authorizes the Company to repurchase up to 342,789 shares, or five percent, of its 6,855,799 outstanding common shares. The Repurchase Program is authorized to continue for a period up to twelve months. The repurchases will be made from time to time at the discretion of management.

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

                  None

Item 3.  Defaults upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual meeting of Stockholders (the "Meeting") on April 16, 1998. The purpose of the meeting was to vote on the following proposals:

         1.       The election of three directors for terms of three years each;

         2. The ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the year ending December 31, 1998.

         With respect to Proposal 1, all of the directors nominated by the Company were elected at the Meeting. In addition, Proposal 2 was approved at the Meeting. The voting results for the proposals were as follows:

Proposal 1:  Election of Directors      George L. Perucco       For        5,818,435
                                                                Against      204,817
                                        Lyle N. Dolan           For        5,818,435
                                                                Against      204,817

                                        Donald E. Laird         For        5,818,435
                                                                Against      204,817

                                        Broker Non-Votes:                       None

Proposal 2: Ratification of                                     For        5,869,612
   Independent Auditors

                                                                Against       89,165
                                                                Abstain       64,475

                                        Broker Non-Votes:                       None



Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

        (a)      Exhibit 27 -- Financial Data Schedule*

        (b)      Reports on Form 8-K


        The Registrant filed a report on Form 8-K on June 15, 1998 and Amendment No. 1 thereto on June 17, 1998 relating to the signing of a definitive merger agreement, dated June 1, 1998, with State Financial Services Corporation.










-------
* Submitted only with filing in electronic format.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Home Bancorp of Elgin, Inc.
                                           ----------------------------------
                                           (Registrant)

                                   By:     /s/Lyle N. Dolan
                                           ----------------------------------
                                           Lyle N. Dolan
                                           Executive Vice President and Chief
                                           Financial and Accounting Officer


July 30, 1998