Form 10-Q
period 1998-09-30
HOME BANCORP OF ELGIN INC
filed 1998-11-13
CIK 1016325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   ----------

                                    FORM 10-Q

          (Mark One)

          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

          [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from         to
                                                   -------    -------

                         Commission file number 0-28696

                           Home Bancorp of Elgin, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                 36-4090333
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

                                       N/A
                      ------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No    .
                                             ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                               Outstanding at
                        Class                  October 31, 1998
                        -----                  ----------------

                    Common Stock,
                    par value $.01                 6,638,799

                                                  TABLE OF CONTENTS

                                           PART I -- FINANCIAL INFORMATION
                                           -------------------------------


Item 1.   Financial Statements of Home Bancorp of Elgin, Inc.

          Consolidated Balance Sheets (Unaudited) -- September 30, 1998
          and December 31, 1997 ................................................................................. 1

          Consolidated Statements of Earnings (Unaudited) -- Three and nine months ended
          September 30, 1998 and 1997 ........................................................................... 2

          Consolidated Statements of Cash Flows (Unaudited) -- Three and nine months ended
          September 30, 1998 and 1997 ........................................................................... 3

          Notes to Unaudited Consolidated Financial Statements .................................................. 4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ................................................................................. 5

Item 3.   Quantitative and Qualitative Disclosures About Market Risk............................................ 17


                                            PART II -- OTHER INFORMATION
                                            ----------------------------

Item 1.   Legal Proceedings .................................................................................... 19

Item 2.   Changes in Securities and Use of Proceeds ............................................................ 19

Item 3.   Defaults upon Senior Securities ...................................................................... 19

Item 4.   Submission of Matters to a Vote of Security Holders .................................................. 19

Item 5.   Other Information .................................................................................... 19

Item 6.   Exhibits and Reports on Form 8-K ..................................................................... 19

Signatures...................................................................................................... 20

Part I - FINANCIAL INFORMATION
         ---------------------

ITEM 1. FINANCIAL STATEMENTS

HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
          (Unaudited)

                                                                                                    September 30,       December 31,
                                                                                                        1998                1997
                                                                                                     ---------            ---------
                                                                                                         (In thousands, except
                                                                                                             share amounts)
ASSETS
 Cash and due from banks .................................................................           $   6,193            $   6,852
 Interest-earning deposits ...............................................................              28,898               34,708
 Loans receivable, net ...................................................................             338,026              298,661
 Government National Mortgage Association
   mortgage-backed securities held to maturity ...........................................                  63                   92
 Accrued interest receivable .............................................................               1,619                1,437
 Real estate owned and in judgment, at lower of cost or fair value .......................                 342                  286
 Federal Home Loan Bank of Chicago stock, at cost ........................................               2,954                2,606
 Office properties and equipment, net ....................................................               6,768                7,113
 Prepaid expenses and other assets .......................................................               1,242                  840
                                                                                                     ---------            ---------
   Total assets ..........................................................................           $ 386,105            $ 352,595
                                                                                                     =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Savings deposits ........................................................................           $ 264,096            $ 248,218
 Borrowed funds ..........................................................................              25,000                5,000
 Advance payments by borrowers for taxes and insurance ...................................               1,464                2,285
 Accrued interest payable and other liabilities ..........................................               2,235                1,877
                                                                                                     ---------            ---------
   Total liabilities .....................................................................             292,795              257,380
                                                                                                     ---------            ---------

Stockholders' Equity:
 Preferred stock, $.01 par value, 3,000,000 shares
   authorized; none outstanding ..........................................................                  --                   --
 Common stock, $.01 par value; 12,000,000 shares
   authorized, 7,009,250 shares issued ...................................................                  70                   70
 Additional paid-in capital ..............................................................              68,731               68,324
 Retained earnings, substantially restricted .............................................              38,017               38,095
 Treasury stock, at cost (350,451 and 153,451 shares at September
   30, 1998 and December 31, 1997, respectively) .........................................              (5,549)              (2,470)
 Common stock acquired by Recognition and Retention Plan .................................              (3,224)              (3,898)
 Common stock acquired by Employee Stock Ownership Plan ..................................              (4,735)              (4,906)
                                                                                                     ---------            ---------
   Total stockholders' equity ............................................................              93,310               95,215
                                                                                                     ---------            ---------
 Total liabilities and stockholders' equity ..............................................           $ 386,105            $ 352,595
                                                                                                     =========            =========

See accompanying notes to unaudited consolidated financial statements.

HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
             (Unaudited)

                                                                                  For the Three                  For the Nine
                                                                                  Months Ended                   Months Ended
                                                                                  September 30,                  September 30,
                                                                                  -------------                  -------------
                                                                              1998            1997            1998            1997
                                                                             -------         -------         -------         -------
                                                                                             (In thousands, except
                                                                                               per share amounts)
INTEREST INCOME
 Loans secured by real estate ......................................         $ 6,153         $ 5,545         $17,869         $15,928
 Other loans .......................................................              15              14              44              44
 Mortgage-backed securities held to maturity .......................               1               2               4               7
 Investment securities held to maturity ............................              --             454              --           1,643
 Interest-earning deposits .........................................             435             267           1,620           1,013
 Federal Home Loan Bank of Chicago stock ...........................              49              44             139             133
                                                                             -------         -------         -------         -------
    Total interest income ..........................................           6,653           6,326          19,676          18,768
INTEREST EXPENSE
 Savings deposits ..................................................           2,893           2,613           8,499           7,789
 Borrowed funds ....................................................             123             117             139             122
                                                                             -------         -------         -------         -------
    Total interest expense .........................................           3,016           2,730           8,638           7,911
                                                                             -------         -------         -------         -------
 Net interest income before provision for loan
losses .............................................................           3,637           3,596          11,038          10,857
 Provision for loan losses .........................................              30              30              90              90
                                                                             -------         -------         -------         -------
 Net interest income after provision for loan losses ...............           3,607           3,566          10,948          10,767
                                                                             -------         -------         -------         -------
NON-INTEREST INCOME
 Service fee income ................................................             319             256             804             751
 Gain on sale of real estate owned .................................               1              --              14              34
 Other income ......................................................               7               6              22             200
                                                                             -------         -------         -------         -------
    Total non-interest income ......................................             327             262             840             985
NON-INTEREST EXPENSE
 Compensation and benefits .........................................           1,449           1,468           4,518           4,057
 Occupancy expense .................................................             395             401           1,193           1,202
 Federal deposit insurance premiums ................................              63              61             182             156
 Advertising and promotion .........................................              92             107             314             315
 Automated teller machines .........................................             111             107             317             311
 Professional services .............................................              31             134             339             349
 Data processing ...................................................             238             225             698             685
 Other .............................................................             303             308           1,012           1,033
                                                                             -------         -------         -------         -------
    Total non-interest expense .....................................           2,682           2,811           8,573           8,108
                                                                             -------         -------         -------         -------
 Income before income tax expense ..................................           1,252           1,017           3,215           3,644
 Income tax expense ................................................             486             394           1,247           1,414
                                                                             -------         -------         -------         -------
    Net income .....................................................         $   766         $   623         $ 1,968         $ 2,230
                                                                             =======         =======         =======         =======

Earnings per share:
 Basic .............................................................         $  0.12         $  0.10         $  0.31         $  0.35
                                                                             =======         =======         =======         =======
 Diluted ...........................................................         $  0.12         $  0.10         $  0.31         $  0.35
                                                                             =======         =======         =======         =======


See accompanying notes to unaudited consolidated financial statements.

HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

                                                                              For the Three Months Ended  For the Nine Months Ended
                                                                                      September 30,             September 30,
                                                                              --------------------------  -------------------------
                                                                                    1998        1997           1998        1997
                                                                                  --------    --------       --------    --------
                                                                                                  (In thousands)
Cash flows from operating activities:
 Net income ....................................................................  $    766    $    623       $  1,968    $  2,230
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization .................................................       152         153            455         472
 Provision for loan losses .....................................................        30          30             90          90
 Accretion of discounts, net ...................................................        --        (113)            --        (589)
 Market adjustment for committed ESOP shares ...................................        61         110            407         261
 Cost of ESOP shares released ..................................................        --          --            171          --
 Cost of RRP ...................................................................       225         225            675         375
 Increase (decrease) in deferred loan fees .....................................         5         (66)           141        (184)
 Gain on sale of real estate owned .............................................        (1)         --            (14)        (34)
 Real estate owned expense .....................................................        (6)         --              2          --
 Decrease (increase) in accrued interest receivable ............................       (65)        258           (182)        190
 Increase in prepaid expenses and other assets, net ............................      (398)         (6)          (402)       (156)
 Increase (decrease) in accrued interest payable and other liabilities, net ....       258          (9)           356        (377)
                                                                                  --------    --------       --------    --------

    Net cash provided by operating activities ..................................     1,028       1,205          3,668       2,278
                                                                                  --------    --------       --------    --------

Cash flows from investing activities:
 Net increase in loans receivable ..............................................   (18,242)    (11,188)       (39,702)    (29,689)
 Repayment of mortgage-backed securities held to maturity ......................        10          14             29          42
 Maturities of investment securities held to maturity ..........................        --      34,000             --      54,374
 Purchase of office properties and equipment ...................................        (9)        (11)          (110)       (120)
 Proceeds from the sale of REO .................................................        --          --             62         359
 Redemption (purchase) of stock in the Federal Home Loan Bank of Chicago .......        --          --           (348)         72
                                                                                  --------    --------       --------    --------

    Net cash provided by (used in) investing activities ........................   (18,241)     22,815        (40,069)     25,038
                                                                                  --------    --------       --------    --------

Cash flows from financing activities:
 Net increase (decrease) in savings deposits ...................................    (3,196)     (4,069)        15,878      (6,778)
 Increase (decrease) in Federal Home Loan Bank of Chicago advances .............    25,000      (5,000)        20,000          --
 Net decrease in advance payments by borrowers for taxes and insurance .........      (913)     (1,252)          (821)     (1,174)
 Purchase of RRP stock .........................................................        --          --             --      (4,498)
 Purchase of Treasury stock ....................................................    (3,079)         --         (3,079)     (2,470)
 Dividends paid on common stock ................................................      (675)       (686)        (2,046)     (1,387)
                                                                                  --------    --------       --------    --------
 Net cash provided by (used in) financing activities ...........................    17,137     (11,007)        29,932     (16,307)
                                                                                  --------    --------       --------    --------
 Increase (decrease) in cash and cash equivalents ..............................       (77)     13,013         (6,470)     11,009
 Cash and cash equivalents at beginning of period ..............................    35,168      25,999         41,561      28,003
                                                                                  --------    --------       --------    --------
 Cash and cash equivalents at end of period ....................................  $ 35,091    $ 39,012       $ 35,091    $ 39,012
                                                                                  ========    ========       ========    ========

 Supplemental  disclosure of cash flow information:
  Cash paid during the period for:
        Interest ...............................................................  $  2,999    $  2,669       $  8,630    $  7,848
        Income taxes ...........................................................       570         406          1,604         902


See accompanying notes to unaudited consolidated financial statements.

HOME BANCORP OF ELGIN, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

     The consolidated financial statements included herein have been prepared by the Company without audit. In the opinion of management, the quarterly and nine month unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations at and for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not necessarily indicative of results to be expected for the entire year.

(2) Earnings Per Share

     Earnings per share of common stock for the three and nine months ended September 30, 1998 have been calculated according to the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Earnings per share for the three and nine months ended September 30, 1997 have been restated to comply with the provisions of SFAS 128. ESOP shares are only considered outstanding for earnings per share calculations when they are released or committed to be released.


                                                                              For the Three                   For the Nine
                                                                              Months Ended                    Months Ended
                                                                              September 30,                   September 30,
                                                                       ---------------------------       ---------------------------
                                                                          1998             1997             1998             1997
                                                                       ----------       ----------       ----------       ----------
Basic:

Net Income .....................................................       $  766,293       $  622,703       $1,967,794       $2,230,274

  Weighted average common shares outstanding ...................        6,260,514        6,309,078        6,340,506        6,402,947
                                                                       ----------       ----------       ----------       ----------


  Basic earnings per share .....................................       $     0.12       $     0.10       $     0.31       $     0.35
                                                                       ==========       ==========       ==========       ==========
  Diluted:
  Net income ...................................................       $  766,293       $  622,703       $1,967,794       $2,230,274
  Weighted average common shares outstanding ...................        6,260,514        6,309,078        6,340,506        6,402,947
  Effect of dilutive stock options outstanding .................               --          122,613           69,111           54,555
                                                                       ----------       ----------       ----------       ----------
  Diluted weighted average common shares
    outstanding ................................................       $6,260,514       $6,431,691       $6,409,617       $6,457,502
                                                                       ----------       ----------       ----------       ----------
  Diluted earnings per share ...................................       $     0.12       $     0.10       $     0.31       $     0.35
                                                                       ==========       ==========       ==========       ==========

(3) Definitive Merger Agreement

     The Company executed a Definitive Merger Agreement on June 2, 1998 to merge with State Financial Services Corporation ("State"), a bank holding company headquartered in Hales Corners, Wisconsin. The organization resulting from the merger will retain the name of State Financial Services Corporation. The merger is expected to be accounted for as a pooling of interests and is subject to several contingencies, including SEC registration, regulatory approval, and shareholder approval from both the Company and State shareholders. Both Companies held a special meeting of their respective shareholders on Thursday, November 5, 1998 to vote on the merger. The shareholders of both Companies approved the merger agreement. State reported assets of $417.4 million at September 30, 1998. The Company and State have also entered into a Stock Option Agreement whereby, subject to certain conditions, the Company would grant to State an option to acquire up to 19.9% of the Company's outstanding shares. The merger is expected to close in the fourth quarter of 1998.

(4) Commitments and Contingencies

     At September 30, 1998, the Company had outstanding commitments to originate mortgage loans of $16.1 million, of which $15.7 million were fixed-rate commitments.

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

                                                                      At or For the                           At or For the
                                                                    Three Months Ended                     Nine Months Ended
                                                                       September 30,                          September 30,
                                                                ----------------------------          ----------------------------
                                                                   1998              1997                1998               1997
                                                                ---------          ---------          ---------          ---------
                                                                                  (Dollars in thousands, except
                                                                                  shares and per share amounts)
                                                                                           (Unaudited)
SELECTED FINANCIAL RATIOS(1):
 PERFORMANCE RATIOS:
 Return on average assets ..............................             0.81%              0.70%              0.71%              0.84%
 Return on average equity ..............................             3.27               2.65               2.76               3.05
 Average interest rate spread(2) .......................             2.78               3.01               2.98               3.05
 Net interest margin(3) ................................             3.97               4.19               4.12               4.23
 Average interest-earning assets to average
  interest-bearing liabilities .........................           136.11             137.14             135.42             138.35
 Non-interest expense to average assets ................             2.83               3.17               3.08               3.04
CAPITAL RATIOS(1):
 Average equity to average assets ......................            24.73              26.50              25.55              27.45
 Consolidated equity to total assets at end of .........
  period ...............................................            24.17              27.56              24.17              27.56
 Tangible capital(4) ...................................            19.43              21.10              19.43              21.10
 Core capital(4) .......................................            19.43              21.10              19.43              21.10
 Total risk-based capital(4) ...........................            32.50              38.39              32.50              38.39
ASSET QUALITY RATIOS AND OTHER DATA(1):
 Total non-performing loans(5) .........................      $       597        $       940        $       597        $       940
 Real estate owned, net ................................              342                264                342                264
 Non-performing loans to total loans(6) ................             0.18%              0.32%              0.18%              0.32%
 Non-performing assets to total assets .................             0.24               0.35               0.24               0.35
 Allowance for loan losses to:
  Non-performing loans .................................           192.85             110.16             192.85             110.16
  Total loans(6) .......................................             0.34               0.35               0.34               0.35
 Number of shares outstanding ..........................        6,658,799          6,855,799          6,658,799          6,855,799
 Book value per share ..................................      $     14.01        $     13.77        $     14.01        $     13.77

---------------------------
(1) With the exception of end-of-period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate. Capital Ratios and Asset Quality Ratios And Other Data are end-of-period ratios and data.
(2) The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(3) The net interest margin represents net interest income as a percentage of average interest-earning assets.
(4) These regulatory capital ratios are for Home Federal Savings and Loan Association of Elgin only.
(5) Non-performing loans consist of non-accrual loans; the Company did not have any loans that were 90 days or more past due and still accruing at any of the dates referred to in the table above.
(6) Total loans represents gross loans less deferred loan fees and loans in process.

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

     The following table sets forth certain information relating to the Company's statements of financial condition and the statements of operations for the three and nine months ended September 30, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average monthly balances. The yields and costs include fees which are considered adjustments to yields.

                                                                        For the Three Months Ended September 30,
                                                                        ----------------------------------------
                                                                     1998                                      1997
                                                       ----------------------------------     -----------------------------------
                                                                                   Average                                Average
                                                       Average                      Yield/    Average                      Yield/
                                                       Balance        Interest       Cost     Balance       Interest        Cost
                                                       -------        --------       ----     -------       --------        ----
                                                                                  (Dollars in thousands)
ASSETS:
Interest-earning assets:
Real estate loans(1) .............................     $330,094         $6,153       7.46%    $287,378         $5,545       7.72%
Other loans ......................................          653             15       9.19          599             14       9.35
Mortgage-backed securities .......................           66              1       6.06          103              2       7.77
Investment securities ............................           --             --         --       32,258            454       5.63
Interest-earning deposits ........................       32,567            435       5.34       20,416            267       5.23
FHLB of Chicago stock ............................        2,954             49       6.64        2,606             44       6.75
                                                       --------       --------       ----    ---------       --------       ----

   Total interest-earning assets .................      366,334          6,653       7.26%     343,360          6,326       7.37%
                                                       --------       --------       ----    ---------       --------       ----

 Allowance for loan losses .......................       (1,141)                                (1,025)
 Non-interest earning assets .....................       14,259                                 12,581
                                                       --------                              ---------
       Total asset ...............................     $379,452                               $354,916
                                                       ========                              =========

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
   NOW/Super NOW accounts ........................     $ 42,415       $    229       2.16%    $ 41,759       $    222       2.13%
   Money market accounts .........................       16,456            130       3.16       16,243            132       3.25
   Passbook accounts .............................       60,143            466       3.10       61,134            476       3.11
   Certificates of deposit .......................      141,872          2,068       5.83      123,349          1,783       5.78
   Borrowed funds ................................        8,261            123       5.96        7,880            117       5.94
                                                       --------       --------       ----    ---------       --------       ----

     Total interest-bearing liabilities ..........      269,147          3,016       4.48%     250,365          2,730       4.36%
                                                       --------       --------       ----    ---------       --------       ----

 Non-interest bearing NOW accounts ...............        6,829                                  5,693
 Other non-interest-bearing liabilities ..........        9,632                                  4,792
                                                       --------                              ---------

       Total liabilities .........................      285,608                                260,850
                                                       --------                              ---------

   Stockholders' equity ..........................       93,844                                 94,066
                                                      ---------                              ---------

       Total liabilities and stockholders' equity.    $ 379,452                              $ 354,916
                                                      =========                              =========

 Net interest income..............................                     $ 3,637                             $   3,596
                                                                        =======                            ==========
 Interest rate spread(2)..........................                                   2.78%                                  3.01%
                                                                                     ====                                   ====
 Net interest margin(3)...........................                                   3.97%                                  4.19%
                                                                                     ====                                   ====

 Ratio of interest-earning assets to
   interest-bearing liabilities...................                      136.11%                               137.14%
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

                                                                         For the Nine Months Ended September 30,
                                                ------------------------------------------------------------------------------------
                                                                1998                                           1997
                                                ----------------------------------------    ----------------------------------------
                                                                                 Average                                     Average
                                                Average                          Yield/     Average                           Yield/
                                                Balance        Interest           Cost      Balance        Interest            Cost
                                                -------        --------           ----      -------        --------            ----
                                                                                 (Dollars in thousands)
ASSETS:
Interest-earning assets:
Real estate loans(1) ......................    $314,168        $ 17,869           7.58%     $274,121        $ 15,928           7.75%

Other loans ...............................         644              44           9.11           634              44           9.25
Mortgage-backed securities ................          75               4           7.11           120               7           7.78
Investment securities .....................          --              --             --        38,905           1,643           5.63
Interest-earning deposits .................      39,277           1,620           5.50        25,921           1,013           5.21
FHLB of Chicago stock .....................       2,838             139           6.53         2,630             133           6.74
                                               --------        --------           ----      --------        --------           ----

    Total interest-earning assets..........     357,002          19,676           7.35%      342,331          18,768           7.31%
                                               --------        --------           ----      --------        --------           ----

Allowance for loan losses..................      (1,112)                                        (995)
Non-interest earning assets................      15,798                                       14,372
                                               --------                                     --------
    Total assets...........................    $371,688                                     $355,708
                                               ========                                     ========

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
    NOW/Super NOW accounts.................    $ 43,031           $ 683           2.12%      $42,118            $674           2.13%
    Money market accounts..................      15,987             386           3.22        16,512             394           3.18
    Passbook accounts......................      60,237           1,388           3.07        62,400           1,439           3.07
    Certificates of deposit................     141,223           6,042           5.70       123,653           5,282           5.70
    Borrowed funds.........................       3,150             139           5.88         2,755             122           5.90
                                               --------        --------           ----      --------        --------           ----

    Total interest-bearing liabilities.....     263,628           8,638           4.37%      247,438           7,911           4.26%
                                               --------        --------           ----      --------        --------           ----

Non-interest bearing NOW accounts..........       6,654                                        5,698
Other non-interest-bearing liabilities.....       6,454                                        4,923
                                               --------                                     --------

Total liabilities..........................     276,736                                      258,059
                                               --------                                     --------

Stockholders' equity.......................      94,952                                       97,649
                                               --------                                     --------

Total liabilities and stockholders' equity.    $371,688                                     $355,708
                                               ========                                     ========

Net interest income........................                   $  11,038                                     $ 10,857
                                                              =========                                     ========
Interest rate spread(2)....................                                       2.98%                                        3.05%
                                                                                  ====                                         ====
Net interest margin(3).....................                                       4.12%                                        4.23%
                                                                                  ====                                         ====

Ratio of interest-earning assets to
    interest-bearing liabilities...........                      135.42%                                      138.35%
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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

     TOTAL ASSETS. Total assets increased $33.5 million or 9.5% from $352.6 million at December 31, 1997 to $386.1 million at September 30, 1998. The increase in total assets was primarily due to funds received from the $15.9 million increase in savings deposits and the $20.0 million increase in borrowed funds, which were used to fund a net increase in loans receivable of $39,365,000.

     CASH AND DUE FROM BANK. Cash and due from banks decreased $659,000 or 9.6% from $6.9 million at December 31, 1997 to $6.2 million at September 30, 1998. This decrease was primarily due to the use of funds for the increase in loans receivable.

     INTEREST-EARNING DEPOSITS. Interest-earning deposits decreased $5.8 million or 16.7% from $34.7 million at December 31, 1997 to $28.9 million at September 30, 1998. This decrease was primarily due to use of funds for the increase in loans receivable and the purchase of treasury stock.

     LOANS RECEIVABLE. Loans receivable increased $39,365,000 or 13.2% from $298,661,000 at December 31, 1997 to $338,026,000 at September 30, 1998. This
increase was primarily due to the strength of the local economy and the impact of the lower interest rate environment.

     SAVINGS DEPOSITS. Savings deposits increased $15.9 million or 6.4% from $248.2 million at December 31, 1997 to $264.1 million at September 30, 1998. This increase was primarily due to the offering of a special rate short-term certificate of deposit. The proceeds were used primarily to fund the increase in loans receivable.

     BORROWED FUNDS. Borrowed funds, represented by FHLB advances, increased $20.0 million from $5.0 million at December 31, 1997 to $25.0 million at September 30, 1998. The proceeds were used to fund the increase in loans receivable.

     STOCKHOLDERS' EQUITY. Stockholders' equity decreased $1.9 million or 2.0% from $95.2 million at December 31, 1997 to $93.3 million at September 30, 1998. Additional paid-in capital increased $407,000 or 0.6% from $68,324,000 at December 31, 1997 to $68,731,000 at September 30, 1998, primarily due to market value adjustments on Employee Stock Ownership Plan (the "ESOP") shares released. Common stock acquired by the Recognition and Retention Plan ("RRP") decreased $674,000 or 17.3% from $3,898,000 at December 31, 1997 to $3,224,000 at
September 30, 1998 due to RRP amortization expense. Common stock acquired by the ESOP decreased $171,000 or 3.5% from $4.9 million at December 31, 1997 to $4.7 million at September 30, 1998 due to the release of stock to plan participants. Retained earnings decreased $78,000 or 0.2% from $38.1 million at December 31, 1997 to $38.0 million at September 30, 1998. This decrease was due to $2,046,000 in dividends paid on common stock, which was offset by $1,968,000 in net income for the nine months ended September 30, 1998. Treasury stock increased $3.1 million or 124.7% from $2.5 million at December 31, 1997 to $5.5 million at September 30, 1998. This increase was due to the purchase of stock at an average price of $15.63 per share under the Company's stock repurchase program.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     GENERAL. Net income increased $143,000 or 23.0% from $623,000 or $0.10 diluted earnings per share for the three months ended September 30, 1997 to $766,000 or $0.12 diluted earnings per share for the three months ended September 30, 1998. The increase was primarily due to an increase of $41,000 in net interest income, a $65,000 increase in noninterest income and a $129,000 decrease in noninterest expense, which was partially offset by an increase of $92,000 in income tax expense.

     INTEREST INCOME. Interest income increased $327,000 or 5.2% from $6,326,000 for the three months ended September 30, 1997 to $6,653,000 for the three months ended September 30, 1998. This increase was primarily due to an increase in the average balance of interest-earning assets of $22,974,000 or 6.7% from $343,360,000 for the three months ended September 30, 1997 to $366,334,000 for the three months ended September 30, 1998, which was partially offset by a decrease in the average yield on interest-earning assets of 11 basis points from 7.37% for the three months ended September 30, 1997 to 7.26% for the three months ended September 30, 1998. The decrease in the average yield on interest-earning assets was primarily due to the decrease in the average yield on real estate loans of 26 basis points from 7.72% for the three months ended September 30, 1997 to 7.46% for the three months ended September 30, 1998.

     INTEREST EXPENSE. Interest expense increased $286,000 or 10.5% from $2,730,000 for the three months ended September 30, 1997 to $3,016,000 for the three months ended September 30, 1998. This increase was primarily due to a 12 basis point increase in the cost of average interest-bearing liabilities from 4.36% for the three months ended September 30, 1997 to 4.48% for the three months ended September 30, 1998 and a $18,782,000 or 7.5% increase in the average balance of interest-bearing liabilities from $250,365,000 for the three months ended September 30, 1997 to $269,147,000 for the three months ended September 30, 1998. The 12 basis point increase in the cost of average interest-bearing liabilities was primarily due to higher costing certificates of deposit. The increase in the average balance of interest-bearing liabilities was primarily due to the Association's offering of a special rate short-term certificate of deposit.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $41,000 or 1.1% from $3,596,000 for the three months ended September 30, 1997 to $3,637,000 for the three months ended September 30, 1998. This increase was primarily due to a $22,974,000 or 6.7% increase in the average balance of interest-earning assets from $343,360,000 for the three months ended September 30, 1997 to $366,334,000 for the three months ended September 30, 1998, which was partially offset by a decrease of 11 basis points in the average yield from 7.37% for the three months ended September 30, 1997 to 7.26% for the three months ended September 30, 1998. That increase was partially offset by a $18,782,000 or 7.5% increase in the average balance of interest-bearing liabilities from $250,365,000 for the three months ended September 30, 1997 to $269,147,000 for the three months ended September 30, 1998 and a 12 basis point increase in the average cost of funds from 4.36% for the three months ended September 30, 1997 to 4.48% for the three months ended September 30, 1998.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $30,000 for each period. Management determined that keeping the provision for loan losses at the same level was appropriate in light of its current review of the Association's loan portfolio, asset quality, delinquent and non-performing loans, the historically low loan loss experience and the national and regional economies. Non-performing loans were $596,683 and $939,501 at September 30, 1998 and 1997, respectively. Loan chargeoffs were $510 for the three months ended September 30, 1998 and there were no loan chargeoffs for the three months ended September 30, 1997. The ratio of the allowance for loan losses to non-performing loans was 192.85% and 110.16% at September 30, 1998 and 1997, respectively, and the ratio of the allowance for loan losses to total loans was 0.34% and 0.35% at such respective dates. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals on collateral, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, regulatory examinations and other factors, both within and outside of management's control.

     NONINTEREST INCOME. Noninterest income increased $65,000 or 24.8% from $262,000 for the three months ended September 30, 1997 to $327,000 for the three months ended September 30, 1998. This increase was primarily due to a $63,000 increase in service fee income as a result of changes in service charges and the institution of an ATM surcharge.

     NONINTEREST EXPENSE. Noninterest expense decreased $129,000 or 4.6% from $2.8 million for the three months ended September 30, 1997 to $2.7 million for the three months ended September 30, 1998. This decrease was primarily due to a decrease in compensation and benefits expense, advertising and promotion expense and professional services expense which was partially offset by an increase in data processing expense. Compensation and benefits expense decreased $19,000 or 1.3% from $1,468,000 for the three months ended September 30, 1997 to $1,449,000 for the three months ended September 30, 1998. This decrease was primarily due to a decrease in ESOP expense due to a smaller market value adjustment because of the decrease in the Company's average stock price for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997. Advertising and promotion expense decreased $15,000 or 14.0% from $107,000 for the three months ended September 30, 1997 to $92,000 for the three months ended September 30, 1998. Professional services decreased $103,000 or 76.9% from $134,000 for the three months ended September 30, 1997 to $31,000 for the three months ended September 30, 1998. This decrease was primarily due to using professional services for a special meeting of stockholders and evaluation of strategic business options during the three months ended September 30, 1997.

Although the Company has incurred costs of a similar nature in preparation for its special stockholder's meeting on November 5, 1998, such costs are being deferred as merger related expenses.

     INCOME TAX EXPENSE. Income tax expense increased $92,000 or 23.3% from $394,000 for the three months ended September 30, 1997 to $486,000 for the three months ended September 30, 1998. This increase was primarily due to an increase in taxable income. The effective tax rate was 38.7% and 38.8% for the three months ended September 30, 1997 and 1998, respectively.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     GENERAL. Net income decreased $262,000 or 11.7% from $2,230,000 or $0.35 diluted earnings per share for the nine months ended September 30, 1997 to $1,968,000 or $0.31 diluted earnings per share for the nine months ended September 30, 1998. The $262,000 decrease was primarily due to a decrease of $145,000 in noninterest income and a $465,000 increase in noninterest expense. These were offset, in part, by a $181,000 increase in net interest income before provision for loan losses and a $167,000 decrease in income tax expense.

     INTEREST INCOME. Interest income increased $908,000 or 4.8% from $18.8 million for the nine months ended September 30, 1997 to $19.7 million for the nine months ended September 30, 1998. This increase was primarily due to an increase in the average yield on interest-earning assets of 4 basis points from 7.31% for the nine months ended September 30, 1997 to 7.35% for the nine months ended September 30, 1998 and an increase in the average balance of interest-earning assets of $14.7 million or 4.3% from $342.3 million for the nine months ended September 30, 1997 to $357.0 million for the nine months ended September 30, 1998. The increase in the average yield was primarily due to a change in the composition of interest-earning assets. The average balance of real estate loans increased $40.0 million, which is a higher yielding asset, while investment securities and interest-earning deposits decreased $25.5 million, which are lower yielding assets. The increase in the average balance was primarily due to receipt of the proceeds from the increase in savings deposits.

     INTEREST EXPENSE. Interest expense increased $727,000 or 9.2% from $7,911,000 for the nine months ended September 30, 1997 to $8,638,000 for the nine months ended September 30, 1998. This increase was primarily due to an 11 basis point increase in the cost of average interest-bearing liabilities from 4.26% for the nine months ended September 30, 1997 to 4.37% for the nine months ended September 30, 1998 and a $16.2 million or 6.5% increase in the average balance of interest-bearing liabilities from $247.4 million for the nine months ended September 30, 1997 to $263.6 million for the nine months ended September 30, 1998. The 11 basis point increase in the cost of average interest-bearing liabilities was primarily due to the $17.6 million increase in higher costing certificates of deposit. The increase in the average balance of interest-bearing liabilities was primarily due to the Association's offering of a special rate short-term certificate of deposit.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $181,000 or 1.7% from $10,857,000 for the nine months ended September 30, 1997 to $11,038,000 for the nine months ended September 30, 1998. This increase was primarily due to a $14.7 million or 4.3% increase in the average balance of interest-earning assets from $342.3 million for the nine months ended September 30, 1997 to $357.0 million for the nine months ended September 30, 1998 and an increase of 4 basis points in the average yield from 7.31% for the nine months ended September 30, 1997 to 7.35% for the nine months ended September 30, 1998. These increases were partially offset by a $16.2 million or 6.5% increase in the average balance of interest-bearing liabilities from $247.4 million for the nine months ended September 30, 1997 to $263.6 million for the nine months ended September 30, 1998, and an 11 basis point increase in the average cost of funds from 4.26% for the nine months ended September 30, 1997 to 4.37% for the nine months ended September 30, 1998.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $90,000 for each period. Management determined that keeping the provision for loan losses at the same level was appropriate in light of its current review of the Association's loan portfolio, asset quality, delinquent and non-performing loans, the historically low loan loss experience and the national and regional economies. Non-performing loans were $596,683 and $939,501 at September 30, 1998 and 1997, respectively. Loan chargeoffs were $3,325 and $435 for the nine months ended September 30, 1998 and 1997, respectively. The ratio of the allowance for loan losses to non-performing loans was 192.85% and 110.16% at September 30, 1998 and 1997, respectively, and the ratio of the allowance for loan losses to total loans was 0.34% and 0.35% at such respective dates. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses and any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, such as independent appraisals on collateral, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, regulatory examinations and other factors, both within and outside of management's control.

     NONINTEREST INCOME. Noninterest income decreased $145,000 or 14.7% from $985,000 for the nine months ended September 30, 1997 to $840,000 for the nine months ended September 30, 1998. This decrease was primarily due to the $178,000 or 89.0% decrease in other income from $200,000 for the nine months ended September 30, 1997 to $22,000 for the nine months ended September 30, 1998. This decrease was due to the receipt of $182,000 in excess funds from the liquidation of the Association's pension plan in 1997 in connection with the Association's conversion to stock form in September 1996, a non-recurring item. There was also a decrease of $20,000 in gain on real estate owned. These decreases were offset by a $53,000 or 7.1% increase in service fee income from $751,000 for the nine months ended September 30, 1997 to $804,000 for the nine months ended September 30, 1998. This increase was primarily due to changes in service charges and the institution of an ATM surcharge.

     NONINTEREST EXPENSE. Noninterest expense increased $465,000 or 5.7% from $8.1 million for the nine months ended September 30, 1997 to $8.6 million for the nine months ended September 30, 1998. This increase was primarily due to increases in compensation and benefits and federal deposit insurance premiums, which were partially offset by a decrease in other expense. Compensation and benefits expense increased $461,000 or 11.4% from $4,057,000 for the nine months ended September 30, 1997 to $4,518,000 for the nine months ended September 30, 1998. The increase was primarily related to additional RRP expense of $300,000 recorded as the RRP was in existence for the entire nine months ended September 30, 1998; the RRP was not in existence in the first four months of 1997. The increase was also due to an additional $135,000 of ESOP expense due to the market value adjustment for shares released through the ESOP trustee's repayment of principal on the ESOP loan from plan earnings; there was no such repayment in the nine months ended September 30, 1997.

     INCOME TAX EXPENSE. Income tax expense decreased $167,000 or 11.8% from $1,414,000 for the nine months ended September 30, 1997 to $1,247,000 for the nine months ended September 30, 1998. This decrease was primarily due to a lower level of taxable income. The effective tax rate was 38.8% for the nine months ended September 30, 1997 and 1998.

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

     The Association is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable savings deposit accounts plus short-term borrowings, as defined by the regulations of the OTS. The minimum required liquidity ratio is currently 4.0%. At September 30, 1998, the Association's liquidity ratio was 6.72%. The levels of the Association's liquid assets are dependent on the Association's operating, financing and investing activities during any given period. Management believes it will have adequate resources to fund all commitments on a short-term and long-term basis in accordance with its business strategy.

     The primary investing activities of the Company are the origination of mortgage and other loans and, to a much more limited extent, the purchase of U.
S. Government or U. S. Government agency securities. See the "Consolidated Statements of Cash Flows" in the unaudited consolidated financial statements included in this Form

10-Q for the sources and uses of cash flows for operating activities, investing activities and financing activities for the three and nine month periods ended September 30, 1998 and 1997.

     The Company has other sources of liquidity if a need for additional funds arises, including the ability to obtain FHLB of Chicago advances of up to $59.0 million based on the Association's current investment in FHLB of Chicago stock. There were $25 million in advances outstanding at September 30, 1998.

     At September 30, 1998, the Association had outstanding loan origination commitments of $16.1 million, undisbursed loans in process of $884,000 and unused lines of consumer credit of $252,000. The Association anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from September 30, 1998 totaled $86.9 million. Based upon the Association's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Association.

     At September 30, 1998, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $71.9 million, or 19.43% of total adjusted assets, which is above the required level of $5.5 million or 1.5%; core capital of $71.9 million, or 19.43% of total adjusted assets, which is above the required level of $11.1 million or 3.0%; and total risk-based capital of $73.0 million, or 32.50% of risk-weighted assets, which is above the required level of $18.0 million, or 8.0%.

     At September 30, 1998, the total stockholders' equity of Home Bancorp was $93.3 million, and the ratio of stockholders' equity to total assets was 24.17%.

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

     In order to address the Year 2000 issue and to minimize its potential adverse impact, management has begun a process to identify areas that will be affected by the Year 2000 Problem, assess its potential impact on the operations of the Association, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors and develop contingency plans for any critical systems that are not effectively reprogrammed. To accomplish this, the Company has incorporated the Federal Financial Institutions Examination Council ("FFIEC") recommended five management phases.

     Awareness Phase - The inability of most computer programs to distinguish the year 1900 from the year 2000 poses substantial risks to all financial institutions. The majority of computer operating systems and programs currently in use have six-digit date fields (MMDDYY), which represent, for example, December 31, 1999, by 123199. And the six-digit field, with only two digits for the year, is the basis for all date-related calculations within most computer systems today, particularly mainframes.

     The fundamental problem posed for these systems by the arrival of the Year 2000 is that such systems have no way of expressing a date past year-end 1999:
010100 will be interpreted by these systems as January 1, 1900.

         Assessment Phase - The Company will assess the size and complexity of the problem and detail the magnitude of the effort necessary to address Year 2000 issues. This phase will identify all hardware, software, networks, automated teller machines, other various processing platforms, and customer and vendor interdependencies affected by the Year 2000 date change. The assessment will go beyond information systems and include environmental systems that are dependent on embedded microchips, such as the security and telephone systems. The assessment phase will incorporate the following course of action:

     o Develop a complete inventory of all vendor-supplied hardware and software. Identify interdependencies with other vendor-supplied or proprietary hardware and software.

     o Contact the vendors to request specific information on their plans for Year 2000 compliance.

     o Rank the products to identify which are the most critical or sensitive to the on-going operation of the Company.

     o Identify non-compliant products, the date that the products are scheduled to be compliant, and finding replacement products based on the responses the Company may receive from its vendors.

     o Install and thoroughly test products vendors have certified as compliant to make sure that all interfaces with the Company's hardware and software work and that the software operates as stated by its vendors.

     o Develop contingency plans for any problems encountered, and develop a strategy for unanticipated problems that occur at the last minute.

     The Company will also evaluate the Year 2000 effect on other strategic business initiatives. This assessment will consider the potential effect that mergers and acquisitions, major system development, corporate alliances, and system interdependencies will have on existing systems and/or potential Year 2000 issues that may arise from acquired systems.

     The Company's assessment will identify resource needs, establish time frames and sequencing of Year 2000 efforts. Resource needs may include contractors, vendor support, budget allocations, and hardware capacity. This phase will include the reporting, monitoring and notification to software and hardware vendors. Finally, contingency plans will be developed to cover unforeseen obstacles during the renovation and validation phases and include plans to deal with lesser priority systems that would be fixed later in the renovation phase.

     Renovation Phase - This phase includes code enhancements, hardware and software upgrades, system replacement, vendor certification and other associated changes. Work will be prioritized based on information gathered during the assessment phase. In that the Company relies on outside servicers or third-party hardware and software providers, it will have ongoing discussions and monitoring of their progress.

     Validation Phase - Testing is a multifaceted process that is critical to the Year 2000 project and inherent in each phase of the project management plan. This process includes the testing of incremental changes to hardware and software components. In addition to testing upgraded components, connections with other systems must be verified, and all changes should be accepted by internal and external users. The Company will assure the effective and timely completion of all hardware and software testing prior to final implementation. As with the renovation phase, the Company will have ongoing discussions with outside servicers or third-party hardware and software providers on the success of their validation efforts.

     Implementation Phase - In this phase, the Company's systems will be certified as Year 2000 compliant by the Company's vendors. For any system failing certification, the effect will be assessed clearly and its Year 2000 contingency plans will be implemented. Any potentially noncompliant mission-critical system will be brought to the attention of the Company's compliance committee for immediate resolution. In addition, this phase will ensure that any new system or subsequent changes to verified systems are compliant with Year 2000 requirements.

     The Company has completed the awareness and assessment phases and anticipates completion of the renovation phase in the fourth quarter of 1998. Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 plan is working with external vendors to test and certify their systems as Year 2000 compliant. The Company's external vendors have surveyed their programs to inventory the necessary changes and have begun correcting the applicable computer programs and replacing equipment so that the Company's information systems will be Year 2000 compliant prior to December 31, 1998. The Company will begin the validation phase in November 1998 by testing its hardware and software with its primary provider Fiserv, Inc. Final testing and completion of the implementation phase is expected to be completed by June 30, 1999. At that time, the Company's systems will be certified by vendors as Year 2000 compliant.

     The Company is preparing a written Year 2000 contingency plan, which addresses operational and specific event issues. In November 1998, the Company will test its service bureau's core applications and peripheral systems for Year 2000 compliance. Additionally, the service bureau is replicating the Company's applications, systems and files at their other regional offices that will allow access by the Company's platform software via dial backup modems. These additional sites will be available for processing data should there be a failure at the Company's normal location. This will form the basis of the Company's application processing contingency plan.

     In addition, monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Company and the Association. The Company currently estimates that the aggregate direct and indirect costs will be approximately $250,000 and does not believe that such costs will have a material effect on its results of operations. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. The Company has realized $56,000 of these costs to date.

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

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segment of an Enterprise and Related Information" (Statement 131) which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial periods beginning after December 15, 1997 and is not expected to have a material impact on the Company.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" (Statement No. 132) which amends the disclosure requirements of Statements No. 87, "Employers' Accounting for Pensions" (Statement No. 87), No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (Statement No. 88), and No. 106, "Employers' Accounting Postretirement Benefits Other Than Pensions" (Statement No. 106).


     This Statement standardizes the disclosure requirements of Statements No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. Statement No. 132 only addresses disclosure and does not change any of the measurement of recognition provisions provided for in Statements No. 87, No. 88, or No. 106. Statement 132 is effective for fiscal years beginning after December 15, 1997 and is not expected to have a material impact on the Company.

     In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for the changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The gain or loss due to changes in fair value is recognized in earnings or as other comprehensive income in the statement of shareholders' equity, depending on the type of instrument and whether or not it is considered a hedge. Statement No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not yet determined the impact this new statement may have on its future financial condition or its results of operations.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65" (Statement 134). Statement No. 134 amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities" to conform the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. Statement No. 134 is effective for the first quarter beginning after December 15, 1998 and is not expected to have a material impact on the Company.

OTHER

     The Office of Thrift Supervision ("OTS") approved a Stock Repurchase Program ("Repurchase Program"), that was adopted by the Board of Directors of the Company. The Stock Repurchase Program was intended to replace the Stock Repurchase Program which was originally announced on May 1, 1997 and was not completed in its entirety prior to expiration. The Repurchase Program authorizes the Company to repurchase up to 342,789 shares, or five percent, of its 6,855,799 outstanding common shares. The Repurchase Program is authorized to continue for a period up to twelve months. The Company has repurchased 197,000 shares at a cost of $3.1 million or $15.63 per share under the program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The OTS requires all regulated thrift institutions to calculate the estimated change in the institution's net portfolio value ("NPV") assuming instantaneous, parallel shifts in the Treasury yield curve of 100 to 400 basis points either up or down in 100 basis point increments. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts.

     The OTS provides all institutions that file a schedule entitled the Consolidated Maturity/Rate schedule ("CMR") as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability, and off-balance sheet contract under the assumption that the Treasury yield curve shifts instantaneously and parallel up and down 100 to 400 basis points in 100 basis point increments. The OTS allows thrifts with under $500 million in total assets to use the results of the OTS' interest rate sensitivity model, which is based on information provided by the institution, to estimate the sensitivity of NPV. Since the Association had less than $500 million in total assets at September 30, 1998, the results discussed in this section were provided by the OTS analysis.

     The OTS model utilizes an option-based pricing approach to estimate the sensitivity of mortgage loans. The most significant embedded option in these types of assets is the prepayment option of the borrowers. The OTS model uses various price indications and prepayment assumptions to estimate sensitivity of mortgage loans.

     In the OTS model, the value of deposit accounts appears on the asset and liability side of the NPV analysis. In estimating the value of certificates of deposit (the "CD") account, the liability portion of the CD is represented by the implied value when comparing the difference between the CD face rate and available wholesale CD rates. On the asset side of the NPV calculation, the value of the "customer relationship" due to the rollover of retail CD deposits represents an intangible asset in the NPV calculation.

     Other deposit accounts such as transaction accounts, money market deposit accounts, passbook accounts, and noninterest bearing accounts also are included on the asset and liability side of the NPV calculation in the OTS model. The accounts are valued at 100% of the respective account balances on the liability side. On the assets side of the analysis, the value of the "customer relationship" of the various types of deposit accounts is reflected as a deposit intangible.

     The NPV sensitivity of borrowed funds is estimated by the OTS model based on a discounted cash flow approach. The cash flows are assumed to consist of monthly interest payments with principal paid at maturity.

     The OTS model is based only on the Association's balance sheet. The assets and liabilities at the Parent Company level are short-term in nature, primarily cash and equivalents, and were not considered in the analysis because they would not have a material effect on the analysis of NPV sensitivity. The following table sets forth the Association's interest rate sensitivity of NPV as of September 30, 1998.

                       *** INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV) ***
                               NET PORTFOLIO  VALUE                             NPV AS % OF PV OF ASSETS
   CHANGE IN RATES         $ AMOUNT           $ CHANGE           % CHANGE         NPV RATIO     CHANGE
   ---------------         --------           --------           --------         ---------     ------
        +400 bp             47,609             -34,281              -42%            13.92%      -754 bp
        +300 bp             56,989             -24,902              -30%            16.16%      -530 bp
        +200 bp             66,521             -15,370              -19%            18.30%      -316 bp
        +100 bp             75,281              -6,509               -8%            20.15%      -131 bp
           0 bp             81,891                                                  21.45%
        -100 bp             84,581               2,690                3%            21.90%       +45 bp
        -200 bp             86,710               4,820                6%            22.21%       +76 bp
        -300 bp             90,058               8,168               10%            22.75%      +130 bp
        -400 bp             93,553              11,662               14%            23.31%      +185 bp

Part II -- OTHER INFORMATION
           -----------------

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

     On November 5, 1998, the Company held a Special Meeting of Stockholders at which the stockholders voted on the Agreement and Plan of Merger, dated as of June 1, 1998, between the Company and State Financial Services Corporation ("Merger Agreement"), which provides, among other things, for the merger of the Company with and into State Financial. The Company's stockholders approved the merger agreement with the following vote:

                                 Votes
                                 -----
        For                      4,008,357
        Against                  491,212
        Abstained                42,409
        Broker Non-Votes         59,557

     The Merger Agreement was also approved by the shareholders of State Financial Services Corporation at a Special Meeting of Shareholders held on November 5, 1998 in Franklin, Wisconsin.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit 27 -- Financial Data Schedule*

     (b)  Reports on Form 8-K



-----------------------

        *Submitted only with filing in electronic format.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Home Bancorp of Elgin, Inc.
                                        -----------------------------------
                                        (Registrant)



                             By:        /s/Lyle N. Dolan
                                        -----------------------------------
                                        Lyle N. Dolan
                                        Executive Vice President and Chief
                                        Financial and Accounting Officer

November 12, 1998